Form 10QSB
period 1996-07-31
GAMING VENTURE CORP USA
filed 1996-09-12
CIK 1002455

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended July 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period           to
                               ----------    ----------

                            Commission file number - 33-98184

                               GAMING VENTURE CORP., U.S.A.
               (Exact name of Registrant as specified in its charter)

          NEVADA	                                              22-3378922
(State or other jurisdiction of	                            (I.R.S. Employer
incorporation or organization	                           Identification Number)

177 Main Street, Suite 312, Fort Lee, NJ                          07024
(Address of principal executive offices)                        (Zip Code)

                                     (201) 947-4642
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                1,591,834 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        GAMING VENTURE CORP., U.S.A.



PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

                         GAMING VENTURE CORP., U.S.A.
                                 BALANCE SHEET
                                 JULY 31, 1996
                                  (UNAUDITED)

Assets
Current Assets
Cash and Cash Equivalents                                         $ 771,433
Accounts Receivable                                                  24,621
Prepaid Advertising Expense                                             718
Trading Securities                                                   86,080
                                                                -----------
Total Current Assets                                                882,852

Fixed Assets
Furniture & Equipment                                                17,696
Less:   Accumulated Depreciation                                      2,629
                                                                 ----------

Fixed Assets - Net                                                   15,067

Other Assets
Organization Costs   net of amortization                              2,389
Other Investments                                                   180,000
                                                                 ----------

Total Other Assets                                                  182,389

Total Assets                                                     $1,080,308
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                   $  2,271
Due to Affiliate                                                        515
Deferred Revenue                                                    164,008
                                                                 ----------

Total Current Liabilities                                           166,794

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares                      1,592
  authorized, 1,591,834 shares issued & outstanding
Paid in Capital                                                   1,276,002
Accumulated Deficit                                                (364,080)
                                                                 -----------



Total Stockholders' Equity                                         913,514
                                                                 ----------

Total Liabilities and Stockholders' Equity                      $1,080,308
                                                                ===========

See the accompanying notes to the financial statements

                   GAMING VENTURE CORP., U.S.A.
                    STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM NOVEMBER 1, 1995
                       to JULY 31, 1996
                         (UNAUDITED)

                                                 THREE                   NINE
                                                 MONTHS                 MONTHS

Revenue                                         $92,666               $207,165

Costs and expenses:

General and administrative                       47,351                133,300
                                              ---------              ----------

Net Income from operations                       45,315                 73,865

Other income:
Gain on sale of securities                     $  8,871                $27,440
Interest Income                                  10,003                 29,079
                                              ---------              ----------
                                                 18,874                 56,519

Net income before taxes                          64,189                130,384

Provision for income taxes                            0                      0
                                              ---------              ----------

Net income                                      $64,189               $130,384

Per share information:

Weighted average number of common
   shares outstanding                         1,591,834              1,591,834
                                              ---------              ----------

Net income per share                              $0.04                  $0.08
                                              ---------              ----------

See the accompanying notes to the financial statements

                          GAMING VENTURE CORP., U.S.A.
                            STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM NOVEMBER 1, 1995 to July 31, 1996
                                 (UNAUDITED)
                                                THREE                    NINE
                                                MONTHS                  MONTHS

Cash flows from operating activities:
Net Income                                     $64,189                $130,384
Increase in Accounts Receivable                (13,468)                (19,792)
Acquisition of Trading Securities              (15,348)                (59,905)
Acquisition of other investments                     0                (180,000)
Other                                            1,608                   1,636
Increase in Deferred Revenue                   (22,003)                147,611
                                              ---------              ----------
                                                14,978                  19,934

Cash flows from investing activities:
Acquisition of equipment                        (8,278)                 (8,278)

Cash flows from investing activities:                0                       0
                                              ---------              ----------

Net increase in cash                             6,700                  11,656
Cash and Cash Equivalents -
            Beginning                          764,733                 759,777
                                              ---------              ----------

Cash and Cash Equivalents
           July 31, 1996                       771,433                $771,433
                                              ---------              -----------

Supplement cash flow information:

Cash paid to Income taxes                     $      0                $      0
           Interest                           $      0                $      0

See the accompanying notes to the financial statements.

                          GAMING VENTURE CORP., U.S.A.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               JULY 31, 1996

Note.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for
interim financial information and Article 10 of Regulation S-X.   They do
not include all of the information and footnotes required by generally
accepted accounting principles for complete financial statements.   In the
opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been
included.   The results of operations for the periods presented are not
necessarily indicative of the results to be expected for the full year.   The
accompanying financial statements should be read in conjunction with the Company's audited financial statements for the period ended October 31, 1995 included elsewhere in this Form 10-QSB.

Net income per share

The net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding for the period.

Note 2.   STOCKHOLDERS' EQUITY

During October, 1995 the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 which was declared effective on June 4, 1996 which registered 100,000 Class A Warrants, 100,000 Class B Warrants and 1,196,834 shares of common stock
(including the 200,000 common shares underlying the Class A and Class B
Warrants).

Note 3.   MARKETABLE SECURITIES

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.
  Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings.

At July 31, 1996, the Company held equity securities with a fair value of
$86,080 and a cost of $89,539.    The unrealized loss included in earnings
was $3,459 for the period ended July 31, 1996.   The Company had sales
proceeds of $8,871 from trading securities during the period ended
July 31, 1996.

Note 4.   INCOME TAXES

The Company provides for income taxes pursuant to Financial Accounting
Standards Board Statement No. 109 "Accounting for Income Taxes".   No
provision for income taxes has been provided for during the period ended July 31, 1996 because of the operating loss for the period. The Company
may use this operating loss through 2010 to offset future income.   The
Company is unable to predict future taxable income that would enable it to utilize any deferred tax asset and therefore the deferred tax asset of approximately $160,000 has been fully reserved.

Note 5.   CONCENTRATION OF CREDIT RISK

The Company currently has $709,869 on deposit in a money market fund at a singe broker. The amount of SIPC insurance on this fund is limited to $100,000.

                         GAMING VENTURE CORP., U.S.A.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties.    Inasmuch as a major portion of the
Company's activities is the development and operation of a daily 900 number hotline information service, a daily and a weekly newsletter regarding the gaming industry and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

In addition, the future exercise of any of the outstanding Warrants is uncertain based on the current financial condition of the Company. The lack of future exercise of the Class A or Class B Warrants would negatively impact the Company's ability to successfully expand operations.

During the period ended October 31, 1995 consulting fees were received from Europa Cruises, Champps Entertainment and Game Financial Corp.
amounted to $12,205, $4,000 and $4,000 respectively. During the nine months ended July 31, 1996 consulting fees were received from Europa
Cruises ($23,535), Champps Entertainment($4,000), Game Financial
Corp. ($9,000), Royal Casino Group, Inc. ($16,000), Vodavi Technology ($10,000), American Wagering, Inc. ($4,400) and Players Network, Inc.
($60,000).    There can be no certainty that this limited number of
consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

Capital and Source of Liquidity.   The Company signed a lease to
rent 700 square feet of office space through June 30, 2000.   The Company
exercised its option to rent an additional six hundred square feet of space
commencing November 1, 1995.   Total lease payments per month
increased from $700 per month to $1,500.   This may have a negative
impact on the cash flow of the Company.   The landlord is Lucky
Management Corp. Other than the lease, the Company has no material commitments for capital expenditures.

For the period ended October 31, 1995, the Company purchased fixed assets for $1,920 and incurred organization costs of $3,191. This resulted in net cash used in investing activities of $5,111 for the period ended October, 1995.

For the nine month period ended July 31, 1996, the Company had no cash flow from investing activities.

For the period  ended October 31, 1995, the Company received $842,151 from the sale of its common stock and received a loan from Mr. Woinski,
an officer, net of a repayment of $515.   As a result, the Company had net
cash provided by financing activities of $842,666 for the period ended
 October 31, 1995.

For the nine month period ended July 31, 1996 the Company acquired equipment for $8,278 resulting in net cash used by financing activities of $8,278.

On a long term basis, liquidity is dependent on increased revenues from
operations, additional infusions of capital and debt financing.   The
Company believes that additional capital and debt financing in the short term will allow the Company to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations. The Company experienced net operating loss of
$488,139 for the period ended October 31, 1995.   General and
administrative expenses for the period ended October 31, 1995 were
$531,732 and consisted of principally common stock issued for services of $427,945 and miscellaneous general and administrative expenses of
$103,787.   Depreciation and amortization totaled $794 and $320
respectively for the period ended October 31, 1995.   The Company had an
increase in accounts receivable of $4,829, accounts payable of $2,234 due
to commencement of operations.   The Company had deferred revenue of
$16,397 from the sale of its newsletter subscriptions and unrealized gain on
trading securities of $2,500 for the period ended October 31, 1995.   The
Company also purchased trading securities of $30,000.   The material factor
in the large net operating loss of the Company resulted from the issuance of
common stock and options for non-cash consideration of $427,945.   Net
cash used in operations for the period ended October 31, 1995 was $77,778.

The Company had net income of $64,189 for the three months ended July
31, 1996.    General and administrative expenses for the three months ended
July 31, 1996 were $47,351 and consisted principally of officer's salaries of $24,050, rent of $4,607, telephone of $3,422 and miscellaneous general
and administrative expenses of $15,272.   The Company had an increase in
accounts receivable of $13,468 due to increased operations.   The Company
acquired trading securities for $15,348 to attempt to achieve a greater return
on its money than could be obtained in a bank account.   Deferred revenue
increased $22,003 from the sale of its newsletter subscriptions. Net cash provided by operations for the three months ended July 31, 1996 was $14,978.

The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues. The
Company is focusing on decreasing administrative costs.   However,
increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

                            GAMING VENTURE CORP., U.S.A.

PART II


Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits (numbered in accordance with Item 601 of
		Regulation S-K)

		None

	(b)	Reports on Form 8-K












                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:                                                 /s/ Alan Woinski
        -------------------------                -------------------------
					    Alan Woinski, President