Form 10KSB
period 1996-10-31
GAMING VENTURE CORP USA
filed 1997-01-29
CIK 1002455

                                 FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
  [X]     15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]For the fiscal year ended: 10/31/96 OR
  [ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _______________

                      Commission file number:  33-79678
                         GAMING VENTURE CORP., U.S.A.
              (Exact name of registrant as specified in charter)

         NEVADA                                        22-3378922
(State or other jurisdiction of                     (I.R.S. Employer
incorporation  or  organization                    Identification  Number)

177  Main  Street,  Suite  312,  Fort  Lee,  NJ          07024
(Address  of  principal executive offices)             (Zip Code)

                              (201)  947-4642
             (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
                                    None
   Securities  registered  pursuant  to Section  12(g)  of  the  Act:
                     Common Stock, $.001 par value

Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 1preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  at  least  the  past  90  days.          Yes    __x__          No  ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The  Corporation's  revenues  for  its  most recent fiscal year were $356,527.

As of October 31, 1996, nine market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately $4,084,211.

The number of shares outstanding of registrant's only class of common stock, as of October 31, 1996 was 1,591,834 and at December 31, 1996 was 1,591,834
shares of its $.001 par value common stock. No documents are incorporated into the text by reference. Transitional Small Business Disclosure Format (check one):
Yes                No     x
    ---------         ---------
                     Exhibit Index is located on Page 23.

                                PART I

ITEM  1.    DESCRIPTION OF BUSINESS     (A)  BUSINESS DEVELOPMENT. The
Company
was incorporated in Nevada on June 1, 1995. The Company is authorized to issue Fifty Million (50,000,000) Common Shares, $.001 par value. The Board of Directors of the Company have authorized a dividend distribution of 100,000 "A" Warrants on a pro rata basis to the shareholders of record as of June 4, 1995. The "A" Warrants shall be exercisable for a period of two years from issuance. The "A" Warrants shall be exercisable into Common Shares of the Company at the exercise price of $4.00 per Common Share. The Board of Directors of the Company have also authorized a dividend distribution of 100,000 "B" Warrants on a pro rata basis to the shareholders of record as of June 4, 1995. The "B" Warrants shall be exercisable for a period of two years from issuance. The "B" Warrants shall be exercisable into Common Shares of the Company at the exercise price of $6.00 per Common Share. There are currently 99,333 Class "A" Warrants and 99,333 Class "B" Warrants issued and outstanding.

BUSINESS  OBJECTIVE.      The  operations and objectives of the Company are to
provide a daily 900 number hotline information service and weekly newsletter regarding all aspects of the gaming industry.

The Company also provides consulting services. The consulting services shall include information services described above, consulting regarding day to day operations of gaming enterprises and consulting regarding investor relations and corporate communications for gaming enterprises.

No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the
Company's  business  operations.    Even  in  the  event  market  demand  is
independently identified, there is no assurance the Company will be successful.

EMPLOYEES. As of the date of this Prospectus, the Company has two full time employees (the Company's current officers) and two part time employees. The officers conduct all of the business of the Company. See "Risk Factors."

The Company will, as operations demand, sub-contract the balance of its personnel through independent contractors or hire additional employees.

CONSULTING AGREEMENT. During June, 1995, the Company entered into a consulting agreement with Pratt, Wylce & Lords, Ltd. ("Pratt") to assist the Company in its capitalization and the obtainment of additional financing. To date, Pratt has provided consulting services to the Company regarding capital structuring, initial equity financing, and preparation of a registration statement. As partial payment for consulting services, the Company issued 250,000 of its Common Shares to Pratt, of which 65,000 Common Shares were registered and distributed to Pratt shareholders and 65,000 Common Shares to a nominee of Pratt. In addition, Pratt received total cash compensation of $60,000.

Pratt and the Company believed that the distribution to Pratt's shareholders, which resulted in an increased shareholder base of the Company, will be an advantage to the Company at such time as the Company may require additional capital and/or make application to NASDAQ. As a result, the Company paid for the registration costs of the distribution along with the registration of common stock on behalf of selling shareholders.

COMPETITION. There is significant competition in the gaming industry. The Company will be competing with established companies and other entities (many of which may possess substantially greater resources than the Company). Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company will continue to compete successfully with other established gaming news enterprises. The Company shall compete on the basis of quality and on public taste in addition to a price basis. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

BUSINESS DEVELOPMENT COMPANY. As the Company obtains equity interests in gaming companies who desire to become public, the Company may become subject to the provisions of the Investment Company Act of 1940. It is possible that the Company may choose to elect to be treated as a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). On October 21, 1980, the 1940 Act was amended by a series of amendments which added sections 59 through 65. These sections comprise the Small Business Investment Incentive Act of 1980 (the "SMIIA"). For purposes of the SMIIA, a business development company is defined as a domestic closed-end company which is operated for the purpose of making certain types of investments and which makes available significant managerial assistance to the companies in which it invests. Generally, a company which elects to be treated as a business development company, or intends within 90 days to so elect, is exempt from certain provisions of sections 1 through 53 of the 1940 Act.

To take advantage of these special regulatory provisions, a BDC must comply with sections 59 through 65 of the 1940 Act, which require, among other things, that:
     a. a majority of the BDC's directors must not be "interested persons" as defined in section 2(a)(19) of the 1940 Act;
     b. A BDC is restricted in the kind of investments it can make, i.e., at least seventy percent of the BDC's assets (excluding assets necessary to maintain the business, such as office furniture) must consist of securities of small, developing business or financially troubled businesses and such liquid assets as cash or cash items, Government securities or short-term, high quality debt securities;
     c. A BDC must annually furnish to its shareholders a statement, in such form and manner as the Securities and Exchange Commission may prescribe, about the risks involved in investing in a BDC due to the nature of its portfolio, and;
     d. A BDC must have a class of equity securities registered under the 1934 Act or have filed a registration statement under that section and must comply with the periodic reporting requirements under the 1934 Act, including annual reports, quarterly reports and reports of certain material changes, rather than with those in section 30 of the 1940 Act.

SEASONAL  NATURE  OF  BUSINESS ACTIVITIES.   The Company's business
activities are  not  seasonal.

     (B)    BUSINESS  OF  ISSUER.
GENERAL.  The  Company  provides  the  following  products  and  services.

       Information Center:   The Company's Information Center division covers
all types of gaming. Information concerning all aspects of the gaming industry shall be provided, including riverboat and land based gambling, lotteries, paramutuals, charitable gaming and Indian gaming. The Company shall also provide very limited information on Internet gaming which is currently unregulated. The Company provides The Gaming Industry Daily Report Hotline, a 900 number hotline at $.95 per minute with the average length of the call being 4.5 minutes. The Gaming Industry Daily Report has four selections which include a daily update, a weekly update, a model portfolio and CEO interviews. The Company also distributes The Gaming Industry Weekly Report, which includes news, editorial commentary, insider transactions and a rumor section. The Gaming Industry Weekly Report charges $75 for 13 weeks and $250 for 52 weeks by mail. The fax subscription is $125 for 13 weeks and $400 for 52 weeks. There is also a combination plan where a subscriber receives the weekly report and the hotline without any 900# charges for $99 per month, payable three months in advance. The subscriber dials a toll number and enters a code to hear The Gaming Industry Daily Report.

In September, 1995, the Company launched the Gaming Industry Daily Report newsletter that is only available by E-mail or fax. The subscription price is $79 for 13 weeks and $270 for 52 weeks. The Company also offers a combination plan for both Daily and Weekly newsletter for $169 for 13 weeks and $530 for a year subscription.

Mr. Woinski is the only principal who has experience in preparing published reports relating to the gaming industry ( since March, 1993).

The Company intends to expand the information center to include daily fax updates on the events in the industry and in the financial markets, a wire service to disseminate the information to the uniformed public and joint ventures with other industry publications. The Company has expanded its Information Center with the launching of Gaming Stock Investor Forum on its web site at http://gamingven.com. The Company intends to expand this in the future to become a Central Information Center for the gaming industry including a wire service, corporate profiles and provide 24 hour information on the gaming industry. The Forum is free to the public and is being frequented by people all over the world.

There is currently very limited information available regarding the gaming industry. The Company's information services are targeted at industry personnel plus consumers of and investors in the industry. The Company targets areas that have legalized casinos since that is where most of the employees and management reside and work. These areas include Nevada, Mississippi, Iowa, New Jersey, Missouri, Minnesota, Louisiana, Colorado, Indiana and Connecticut. Additionally, the Company targets states where Indian casinos are located and in Canada. The Company will target Mexico and other South America countries as legalization of casinos occurs in those areas.

The information provided by the Company includes reporting and analysis of news releases by gaming companies, Dow Jones Federal Filings new reports and reports on political decisions affecting the gaming industry and employee changes in the industry. Dow Jones Federal Filings is a service of Dow Jones and Co. It includes excerpts from Form 10-Ks, 10-Qs,, and 8-Ks filed by reporting companies. It also lists insider transactions as they are reported to the Securities and Exchange Commission. The Company uses these services from Dow Jones, company press releases, newspaper articles from around the world and management's contacts in the industry to summarize and disseminate information to investors and industry personnel who do not have the time, access to, or desire to get the information themselves.

     Letter of Intent:   On October 7, 1996, the Company entered into a letter
of intent with Manhattan Gaming, Inc. to explore the openings and operations of future Manhattan Gaming retail locations across the United
States.   Manhattan Gaming is a retail gaming superstore which sells products that include a full range of gaming memorabilia including vintage slot machines, commemorative tokens and casino chips, personalized playing cards and poker chips, poker tables as well as chess, backgammon
and other games of change and skill.   The location also stocks a full library
of gaming books and videos.  Gaming lessons in craps and blackjack are also given on full tables and siminars are held regularly on topics including
gaming stocks, sports wagering and all casino games.   Products also
include an array of shirts, hats and other assorted casino gifts. The existing location in New York City is not part of this letter of intent, however, discussions are underway for the Company to have an opportunity to receive an option to purchase an interest in the existing location with a
definitive agreement is signed.   The letter of intent calls for the nationwide
expansion of Manhattan Gaming and, upon completion, the letter of intent calls for Manhattan Gaming and the Companyu to particiate equally in the equity of the new venture.

     Consulting Services: The Company provides consulting services to gaming companies who are involved in all types of gaming activities. These services include overseeing operations, public relations, investor relations, and acting as liaisons in joint ventures, financing, lease negotiations, etc. The Company's fees for its consulting services range from $1,000 per month to $20,000 per month depending on the duties to be performed. The majority of this business has developed directly from subscribers to The Gaming Industry Weekly Report as well as Mr. Woinski's public speaking engagements and various articles about and by Mr. Woinski in trade publications. From December 1992 to August 1995, Mr. Woinski was President of Lucky Management Corp, an investment advisory firm which also held interests in other businesses including printing, real estate, etc. Mr. Woinski served as an advisor for the Monitrend Gaming and Leisure Mutual Fund from October 1993 to December 1994 and was Portfolio Manager of the High Rollers Investment Partnership from December 1992 to October 1993. Mrs. Woinski was Vice President of Lucky Management Corp., an investment advisory firm which also held interests in other businesses including printing, real estate, etc. from December 1992 to August 1995. The Company shall target the same areas described above under "Information Center".

On December 20, 1995, the Company entered into a consulting agreement with Players Network, a Nevada corporation. The Company agreed to assist Players Network in any requested aspects of fund-raising and operations. Players paid the Company a one time equity fee of 120,000 common shares plus 24,000 2-year warrants to purchase common shares of Players at $2.50 per common share.

On July 8, 1996, the Company entered into a consulting agreement with Casinovations Incorporated, a Washington corporation. The Company agreed to assist Casinovations Incorporated in any requested aspects of fund-raising and operations. Casinovations paid the Company a one time equity fee of 100,000 common shares and options to purchase 50,000 Common Shares at the option price
of  $1.50  per  Common  Share.      The  option  period  is  two  years.

Mr.  Woinski  writes  the  newsletter  and  gathers  the  information  for the
newsletter.    Mr. Woinski will perform most of the actual consulting services.
Mrs. Woinski is in charge of customer relations, in house accounting and marketing of the Company's newsletter and other services.

The following is a summary of segment information for the period ended October 31, 1995 and for the year ended October 31, 1996:



                                For year         For period
                                  ended             ended
                                 10/31/96          10/31/95


Sales to unaffiliated customers:
 Subscription sales          $     91,770   $     12,121
 Consulting Fees                  259,422   $     22,100
 Hotline Income                     5,335              -
                            -------------  -------------
                             $    356,527   $     34,221

Income (Loss) from operations:
 Subscription sales          $     91,770   $     12,121
 Consulting fees                  259,422   $     22,100
 Hotline Income                     5,335              -
                            -------------  -------------
 Other income                      66,744          9,372
 General corporate expenses      (186,375)      (531,732)
                              -----------    -----------
                             $    236,896   $   (488,139)
                             ============   ============

Identifiable assets:
 General corporate           $  1,260,719   $    808,601
                             ============   ============
Capital expenditures:
 General corporate           $      8,278   $      1,920
                             ============   ============
Depreciation:
 General corporate           $      2,711   $        794
                             ============   ============
Amortization:
 General corporate           $        638   $        320
                             ============   ============


Income from operations represents the net sales from each segment, and excludes general corporate expenses and other income of a general corporate nature. General corporate assets consists principally of cash and trading securities.

During the year ended October 31, 1996 consulting fees were received from Players Network ($90,000), Casino0vations ($37,500) Hilton Hotels Corporation ($4,625) Europa Cruises ($31,190), Champps
Entertainment ($4,000), Game Financial Corp. ($12,000), Royal Casino Group, Inc. ($37,000), Vodavi Technology ($16,000), American
Wagering, Inc. ($11,145) and  New  Horizon  Kids  Quest  ($4,400).

During the period ended October 31, 1995 consulting fees were received from Europa Cruises, Champps Entertainment and Game Financial Corp. amounted to $12,205, $4,000 and $4,000 respectively.


ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company owns no real property and leases all of its facilities. The Company's executive offices are located at 400 Park Place, #2C, Fort Lee, New Jersey 07024 and its mailing address is 177 Main Street, Suite 312, Fort Lee, New Jersey 07024. Telephone No. (201) 947 - 4642. These offices consist of 1,300 square feet on a five year lease commencing November 1, 1995 for $1,500 per month.

ITEM  3.    LEGAL  PROCEEDINGS
The Company knows of no material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended October 31, 1996, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.


                                   PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "GVCU".

The  following  table  sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported by the OTC Bulletin Board. The Company's market makers are Olsen, Payne; Paragon Securities, Frankel Securities, Barren Chase Securities, Wien Securities; Hill, Thompson; Alex Brown; M.H. Myerson; Knight Securities and Ross Securities. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.


             Quarter  Ended             High  Bid          Low  Bid

                  1/31/95                  *                   *
                  4/30/95                  *                   *
                  7/31/95                  *                   *
                 10/31/95                  *                   *
                  1/31/96                  *                   *
                  4/30/96                  *                   *
                  7/31/96                3 5/8               2 7/8
                 10/31/96                4 1/2               3 1/8

The Company's common stock commenced trading on the over-the-counter market in
July,  1996.     Prior to that time, there was no market for the securities of the  Company.

Holders.     The approximate number of holders of record of the Company's
$.001 par value common stock, as of October 31, 1996, was 905.   Currently, as
of  January  15,  1997,  there  are  905  holders  of  record.

Dividends. Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of warrants pursuant to the "Joint Action by Unanimous Consent of the Board of Directors and Shareholders" dated March 25, 1994, since inception no dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF  OPERATIONS

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

During the year ended October 31, 1996 consulting fees were received from Hilton Hotels Corporation ($4,625) Europa Cruises ($31,190), Champps Entertainment ($4,000), Game Financial Corp. ($12,000), Royal Casino Group, Inc. ($37,000), Vodavi Technology ($16,000), American Wagering, Inc. ($11,145) and New Horizon Kids Quest ($4,400). There can be no certainty that this limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

During the period ended October 31, 1995 consulting fees were received from Europa Cruises, Champps Entertainment and Game Financial Corp. amounted to $12,205, $4,000 and $4,000 respectively.

Capital and Source of Liquidity. The Company signed a lease to rent 700 square feet of office space through December 31, 2000. The Company exercised its option to rent an additional six hundred square feet of space commencing November 1, 1995. Total lease payments per month increased from $700 per month to $1,500. This may have a negative impact on the cash flow of the Company. The landlord is Lucky Management Corp. Other than the lease, the Company has no material commitments for capital expenditures.

For the year ended October 31, 1996, the Company had an increase of a note receivable of $18,000. The Company advanced an unrelated entity $18,000 in exchange for a profit sharing arrangement with two of the entity's retail locations in New York City. The financing was provided interest free for the months of November and December, 1996 in return for the following profit participation: On the first $10,000 of net pre-tax cash flows from these locations, the Company will receive $10,000. On the next $10,000 of net pre-tax cash flows, the Company will receive $5,000. On the next $10,000 of net pre-tax cash flows, the Company will receive $4,000. On the fourth $10,000 of net pre-tax cash flows, the Company will receive $3,000 and on any net pre-tax cash flows above $40,000, the Company will receive 20% of the excess. In the event that the profit participation arrangement is in sufficient to repay the $18,000 investment, it will convert into a loan arrangement as follows: If the Company has received at least $20,000 of net pre-tax cash flows, no additional payment will be due. In the event that less than $20,000 has been received, the Company will permit the borrower until February 28, 1997 to repay the difference between $15,000 and whatever payment has been made to the Company from net pre-tax cash. Should repayment in full not be made by February 28, 1997, the unpaid balance will convert to a one year term loan with interest at 8.25%.

For the period ended October 31, 1995, the Company purchased fixed assets for $1,920 and incurred organization costs of $3,191. This resulted in net cash used in investing activities of $5,111 for the period ended October, 1995.

For the year ended October 31, 1996, the Company received proceeds from the sale of marketable securities of $54,129 and acquired securities valued at $56,941. The Company also acquired property and equipment of $8,278. As a result, the Company had net cash used in investing activities of $29,090 for the year ended October 31, 1996.

For the period ended October 31, 1995, the Company received $842,151 from the sale of its common stock and received a loan from Mr. Woinski, an officer, net of a repayment of $515. As a result, the Company had net cash provided by financing activities of $842,666 for the period ended October 31, 1995.

For the year ended October 31, 1996, the Company pursued no financing activities.

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

Results  of  Operations.

The  Company  had  net operating income of $170,152 for the year ended October
31,  1996.        General  and  administrative  expenses  for  the  year ended
October 31, 1996 were $186,375 and consisted principally of officer's salaries of  $92,750,  rent  of $18,312, telephone of $13,556 and miscellaneous general
and  administrative  expenses  of  $61,757.     The Company had an increase in
accounts  receivable  of  $27,470  due  to  increased  operations.    Deferred
revenue  increased  $228,302 from the sale of its newsletter subscriptions and prepaid  consulting  revenue. The Company acquired common stock and options as non-cash consideration valued at $330,000 as partial payment of its consulting
services.   The Company realized gain on the sale of securities of $27,440 and had  amortization  and  depreciation  of  $638  and  $2,711 for the year ended
October  31, 1996.   The Company had an increase in prepaid expenses of $2,390
due  to  increased operations and had a slight increase in accounts payable of
$422.      Net cash provided by operations for the year ended October 31, 1996 was  $81,669.

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


ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Financial  Statements        The response to this item is being submitted as a
separate  section  of  this  report  beginning  on  page  25.

ITEM  8.    CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Neither during the twenty-four months prior to the date of the Company's financial statements included herein nor in any subsequent period thereafter did the Company file a Form 8-K with the Securities and Exchange Commission reporting a change of accountants involving a disagreement of any matter of accounting principles or practices of financial statement disclosure.

                                  PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Identification of Directors and Executive Officers of the CompanyThe following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:


Name          Position          Term(s)  of  Office



Alan Woinski, age 32     President                   Inception to
                         and Director                present

Kim Santangelo-Woinski,  Vice President, Secretary,  Inception to
   age 32                Treasurer and Director      present

Louis Dachis, age 27     Director                    Inception to present

Alan Woinski - Mr. Woinski is currently President and a Director of the Company. Mr. Woinski founded The Gaming Industry Daily Report in March, 1993 and has been its editor since August 1993. Mr. Woinski was Vice President of A & E Printing, Inc. from January 1988 to December 1994. From January 1995 to July, 1996, Mr. Woinski was President of A & E Printing, Inc., a commercial printing company. As Vice-President, Mr. Woinski was in charge of sales, marketing and production. As president, Mr. Woinski's duties were expanded to hiring and firing personnel, inventory control and overseeing all operations of the company. From December 1992 to August 1995, Mr. Woinski was also President of Lucky Management Corp, an investment advisory firm which also held interests in other businesses including printing, real estate, etc. As president, Mr. Woinski handled all investment advisory accounts including being the advisor to the Monitrend Gaming and Leisure fund. Mr. Woinski served as an advisor for the Monitrend Gaming and Leisure Mutual Fund from October 1993 to December 1994 and was Portfolio Manager of the High Rollers Investment Partnership from December 1992 to October 1993. Duties as advisor and portfolio manager included updates on the gaming industry including trend analysis, technical analysis on securities on companies in the gaming industry, buy and sell recommendations, etc. Mr. Woinski graduated from Hofstra University in 1986.

Kim  Santangelo-Woinski  -    Mrs.  Woinski  is  currently  Vice  President,
Secretary/Treasurer  and  a  Director  of the Company.   Mrs. Woinski was Vice
President of Lucky Management Corp., an investment advisory firm which also held interests in other businesses including printing, real estate, etc. from
December  1992  to August 1995.   Mrs. Woinski was vice president in charge of
all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc. From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to
the  President  of Tee Dee's, Inc., a women's clothing manufacturer.   Mrs.
Woinski's duties  included  office  management and personnel supervision.   From
1990 to 1992,  Mrs.  Woinski  was  beverage  manager of Waypointe, Inc., and
served as beverage  manager  of  Treadway  Inn  Hotel from 1989 to 1991.   Her
duties as beverage manager included hiring staff, inventory and overseeing and filing reports for the parent company.

Louis Dachis - Mr. Dachis is currently a Director of the Company. Mr. Dachis was self-employed as a freelance graphic artist from May 1991 to February 1994. From April 1994 to the present, Mr. Dachis has been the marketing director for Game Financial Corporation, a credit card cash machine company. In August 1996, he became vice president of Marketing for Game Financial Corporation. Mr. Dachis is in charge of marketing and investor relations for the company. Mr. Dachis attended the California Institute of The Arts from 1989 to 1993.

Note - Due to a change in the policy of the firm in which he is employed regarding outside directorships, Mr. Lawrence Zipkin, who had been a director since inception, resigned his position of Director in the fourth quarter of 1995. Mr. Zipkin also returned to treasury all of his common shares, warrants  and  options  previously  issued  by  the  Company.

CONFLICTS OF INTEREST POLICY. The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. The Board of Directors resolved that the Bylaws of the Company shall be amended to provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if:
(i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the Common Shares entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of shareholders), or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such transactions.

INDEMNIFICATION. The Corporation shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation, or served any other enterprise as director, officer or employee at the request of the Corporation. The Board of Directors, in its discretion, shall have the power on behalf of the Corporation to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Corporation, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATIONDuring fiscal 1996, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below. Remuneration. Since inception, no cash compensation has been paid by the Corporation to its officers and directors, during which there were two (2) officers and four (4) directors:

The Company has not entered into Employment Agreements with its officers. The Board of Directors and shareholders have approved a Non-Statutory Stock Option Plan to attract and retain persons of experience and ability and whose services are considered valuable and to encourage the sense of proprietorship in such persons and to stimulate the active interest of such persons in the development and success of the Corporation.

1. Persons Eligible to Participate in Non-Statutory Stock Option Plan. The persons eligible for participation in the Plan as recipients of Non-statutory Stock Options ("NSOs") shall include full-time and part-time employees (as determined by the Committee) and officers of the Company or of an Affiliated Corporation. In addition, directors of the Company or any Affiliated Corporation who are not employees of the Company or an Affiliated Corporation and any attorney, consultant or other adviser to the Company or any Affiliated Corporation shall be eligible to participate in the Plan. For all purposes of the Plan, any director who is not also a common law employee and is granted an option under the Plan shall be considered an "employee" until the effective date of the director's resignation or removal from the Board of Directors, including removal due to death or disability. The Committee shall have full power to designate, from among eligible individuals, the persons to whom NSOs may be granted. A person who has been granted an NSO may be granted an additional NSO or NSOs, if the Committee shall so determine.
 The granting of an NSO shall not be construed as a contract of employment or as entitling the recipient thereof to any rights of continued employment.

2. Stock Reserved for the Plan. Subject to adjustment, a total of 750,000 shares of Common Stock, $.001 par value per share ("Stock"), of the Company shall be subject to the Plan. The Stock subject to the Plan shall consist of unissued shares or previously issued shares reacquired and held by the Company or any Affiliated Corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose. Any of such shares which may remain unsold and which are not subject to outstanding NSOs at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan, the Company shall at all times reserve a sufficient number of shares to meet the requirements of the Plan. Should any NSO expire or be canceled prior to its exercise in full, the unexercised shares theretofore subject to such NSO may again be subjected to an NSO under the Plan.

3. Option Price. The purchase price of each share of Stock placed under NSO shall not be less than Eighty Five percent (85%) of the fair market value of such share on the date the NSO is granted. The fair market value of a share on a particular date shall be deemed to be the average of either (i) the highest and lowest prices at which shares were sold on the date of grant, if traded on a national securities exchange, (ii) the high and low prices reported in the consolidated reporting system, if traded on a "last sale reported" system, such as NASDAQ, for over the counter securities, or (iii) the high bid and high asked price for other over-the-counter securities. If no transactions in the Stock occur on the date of grant, the fair market value shall be determined as of the next earliest day for which reports or quotations are available. If the common shares are not then quoted on any exchange or in any quotation medium at the time the option is granted, then the Board of Directors or Committee will use its discretion in selecting a good faith value believed to represent fair market value based on factors then known to them. The cash proceeds from the sale of Stock are to be added to the general funds of the Company.

4.       Exercise Period.   (a)     The NSO exercise period shall be a term of
not more than ten (10) years from the date of granting of each NSO and shall automatically terminate:

     (i) Upon termination of the optionee's employment with the Company for cause;
     (ii) At the expiration of twelve (12) months from the date of termination of the optionee's employment with the Company for any reason other than death, without cause; provided, that if the optionee dies within such nine-month period, subclause (iii) below shall apply; or
     (iii) At the expiration of fifteen (15) months after the date of death of the optionee.

     (b) "Employment with the Company" as used in the Plan shall include employment with any Affiliated Corporation, and NSOs granted under the Plan shall not be affected by an employee's transfer of employment among the Company and any Parent or Subsidiary thereof. An optionee's employment with the Company shall not be deemed interrupted or terminated by a bona fide leave of absence (such as sabbatical leave or employment by the Government) duly approved, military leave or sick leave.

Pursuant to the Non-Statutory Stock Option Plan, the Board of Directors has granted stock options to each of the directors to purchase 10,000 Common Shares of the Company (for an aggregate of 30,000 Common Shares). The option price shall be $.01 per Common Share. The exercise period of the options is three years. In the fourth quarter of fiscal 1996, the Board of Directors also granted each of the directors stock options to purchase 15,000 Common Shares of the Company (for an aggregate of 45,000 Common Shares). The option price shall be $1.50. The exercise period of the options is three years.

     Board of Directors Compensation. Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Corporation. Director liability insurance may be provided to all members of the Board of Directors. No differentiation is made in the compensation of "outside directors" and those officers of the Corporation serving in that capacity.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

There are currently 1,591,834 Common Shares outstanding. The following tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group.

                         Shareholdings  at  Date  of
                            This  Memorandum

                                                Amount
Name  and  Address  of                    of  Common  Shares
 Beneficial  Owner                         Currently  Owned          Percent

Alan Woinski                                 727,000(1)(2)(3)        45.67%
177 Main Street
Suite 312
Fort Lee, NJ 07024

Lucky Management Corp.                       727,000(1)(2)(3)        45.67%
177 Main Street
Suite 374
Fort Lee, NJ 07024

Kim Santangelo-Woinski                       727,000(1)(2)(3)        45.67%
177 Main Street
Suite 312
Fort Lee, NJ 07024

Louis Dachis                                   5,000                   .31%
13705 1st Avenue North
Minneapolis, MN 55441

All Directors & Officers
as a group (3 persons)                       732,000                 45.98%

(1)pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)Includes Lucky Management Corp., Alan Woinski, the principal shareholder thereof, and Kim Santangelo-Woinski, who is married to Mr. Woinski, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

(3)The above disclosure does not include common shares which may be issued upon the exercise of the Class A or Class B Warrants. Assuming exercise of the Class A and Class B Warrants, Alan Woinski, Kim Santangelo-Woinski and Lucky Management shall beneficially own a total of 947,332 common shares.

There are currently 99,333 Class A Warrants outstanding. The following tabulates holdings of Class A Warrants of the Company by each person who, subject to the above, at the date of this Prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

Name                            Total Number of               Percentage
                                Class A Warrants                Owned

Alan Woinski(1)                     98,666                      99.33%
Kim Santangelo-Woinski(1)           98,666                      99.33%
Lucky Management Corp.(1)           98,666                      99.33%
Louis Dachis                           667                      .0067%
All Officers and Directors -3       99,333                     100.00%

(1)pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)Includes Lucky Management Corp., Alan Woinski, the principal shareholder thereof, and Kim Santangelo-Woinski, who is married to Mr. Woinski, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.

There are currently 99,333 Class B Warrants outstanding. The following tabulates holdings of Class B Warrants of the Company by each person who, subject to the above, at the date of this Prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

Name                         Total Number of                   Percentage
                             Class B Warrants                    Owned

Alan Woinski(1)                  98,666                          99.33%
Kim Santangelo-Woinski(1)        98,666                          99.33%
Louis Dachis                        667                          .0067%
Lucky Management Corp.(1)        98,666                          99.33%

All Officers and Directors - 3   99,333                         100.00%

(1)pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)Includes Lucky Management Corp., Alan Woinski, the principal shareholder thereof, and Kim Santangelo-Woinski, who is married to Mr. Woinski, who together constitute a "group," as that term is defined in Section 13D of the Securities Exchange Act of 1934, as amended.


ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
RELATED PARTY TRANSACTIONS. During the period ended October 31, 1995, Mr. Alan Woinski, an officer of the Company, lent the Company $1,100. The loan was payable upon demand. Based on the fact that there is no annual interest rate for the loan and the fact that Mr. Woinski is a principal in the Company and is aware of the current financial situation of the Company, the Company is of the opinion that the terms are as or more favorable as those which could have been obtained by nonaffiliates. The Company repaid $585 in July, 1995.

During June, 1995, affiliates of the Company exchanged office equipment with a historical cost basis of $7,498 for common stock of the Company.

During November, 1995 the Company entered into a lease for its office facilities with a related party expiring during November 2000. The rent pursuant to the lease approximates fair market. Minimum annual rent payment due under the lease totals $18,000 for each year ended October 31, 1996 through 2000.

DISTRIBUTION  OF  SECURITIES.      On  June  4,  1995,  the Board of Directors
authorized the distribution of 100,000 each of A and B stock purchase warrants exercisable as follows:

     $4.00 plus one A warrant for each share of common stock; and $6.00 plus one B warrant for each share of common stock.

The warrants are exercisable for a period of two years from the date of issue and are callable with 30 days notice at a price of $.001 per warrant.

Upon the resignation of a director, 667 of the Class "A" and Class "B" Warrants were retired.

The Class A and Class B Warrants and the common stock underlying said Class A and Class B Warrants are being registered in this Offering.

LOCKUP AGREEMENT. Pursuant to a written agreement in October, 1995, the principal shareholders and officers and directors (Alan Woinski, Kim Santangelo-Woinski, Lucky Management Corp., Louis Dachis who received warrants issued them pursuant to the Special Meeting of the Board of Directors held on June 4, 1995 have agreed as follows:

In the event the shareholder exercises any warrants, the stock issued to the shareholder pursuant to the exercise shall be locked in and restricted from trading for a period of two years. A notice is to be placed on the face of each stock certificate covered by the terms of the Agreement stating that the transfer of the stock evidenced by the certificate is restricted until twenty-four (24) months from the date of issuance. The shareholder also agrees not to sell or otherwise transfer their interest in the warrants except to an underwriter or other market makers in the stock once a market is established. The shareholder further agrees that the total value in cash, or other consideration, paid by the buyer to the seller shall not exceed $.01 per warrant.

ITEM  13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
     (A)    FINANCIAL  STATEMENTS  AND  SCHEDULES
     The following financial statements and schedules are filed as part of this report:
  Report  of  Independent  Public  Auditors............................ 14
  Consolidated Balance Sheets.......................................... 15
  Consolidated  Statement  of Operations............................... 16
  Consolidated Statement of Stockholder's Equity....................... 17
  Statement  of  Cash  Flows........................................... 18
  Notes  to  Financial  Statements..................................... 19
  Schedules  Omitted:    All  schedules  other  than  those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List  of  Exhibits
The  following  of  exhibits  are  filed  with  this  report:

(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to Form S-1, file number 33-98184- to be filed by amendment
(10.1) Consulting Agreement with Europa Cruises incorporated by reference to Form  S-1,  file  number  33-98184
(10.2) Consulting Agreement with Game Financial Corp. to be filed by
       Amendment
(10.3) Consulting Agreement with Players Network incorporated by reference to Form  S-1,  file  number  33-98184
(10.4) Consulting Agreement with Casinovations Incorporated
(99)   Consulting  Agreement  with Pratt, Wylce & Lords, Ltd.
       incorporated  by  reference  to  Form  S-1,  file  number  33-98184


REPORTS FILED ON FORM 8-K.     The Company filed no reports on Form 8-K during
the  fourth  quarter  of  the  Company's  fiscal  year ended October 31, 1996.




<page. 14

               REPORT  OF  INDEPENDENT  AUDITORS


Shareholders  and  Board  of  Directors
Gaming  Venture  Corp.,  U.S.A.


We have audited the accompanying balance sheets of Gaming Venture Corp., U.S.A. as of October 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 1996, and the period from inception (June 1, 1995) to October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaming Venture Corp., U.S.A. as of October 31, 1996 and 1995, and the results of its operations, and its cash flows for the year ended October 31, 1996, and for the period from inception (June 1, 1995) to October 31, 1995 in conformity with generally accepted accounting principles.





                       Winter,  Scheifley  &  Associates,  P.C.
                       Certified  Public  Accountants

Denver,  Colorado
January  10,  1997

                 Gaming  Venture  Corp.,  U.S.A.
                      Balance  Sheets
                     October  31,

                                      1996         1995
ASSETS                               --------    --------


Current assets:
  Cash                               $812,356   $759,777
  Accounts receivable                  32,299      4,829
  Note Receivable                      18,000          -
  Prepaid Expenses                      2,390          -
  Marketable Securities                49,250     32,500
                                    ---------  ---------
                                      914,295    797,106
Property, plant and equipment, at cost:
  Furniture and office equipment       17,696      9,418
  Less: accumulated depreciation        3,505        794
                                    ---------  ---------
                                       14,191      8,624
Organization costs net of accumulated
 amortization of $958 and $320          2,233      2,871
Investments                           330,000          -
                                    ---------  ---------
                                  $ 1,260,719   $808,601
                                  ===========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable
   and accrued expenses                $2,656     $2,234
  Deferred revenue                    244,699     16,397
  Due to affiliates                       515        515
                                    ---------  ---------
                                      247,870     19,146
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value,
  50,000,000 shares authorized,
  1,591,834 shares issued and
  outstanding                          1,592       1,592
  Paid in capital                  1,276,002   1,276,002
  Unrealized holding
    loss on securities               (13,502)          -
  Accumulated deficit               (251,243)   (488,139)
                                  ----------  ----------
                                   1,012,849     789,455
                                  ----------  ----------
                                 $ 1,260,719    $808,601
                                  ==========  ==========

                  Gaming  Venture  Corp.,  U.S.A.
                     Statement  of  Operations
               For  the  Year  Ended  October  31,  1996
  and  the  Period  From  Inception  (June  1,  1995)  to  October  31,  1995


                                                  1996          1995
                                                 ------        ------

Revenue                                          $356,527     $34,221

Costs and expenses:
 General and administrative                       168,063     528,620
 General and administrative-related party          18,312       3,112
                                               ----------  ----------
                                                  186,375     531,732
                                               ----------  ----------

Net income(loss) from operations                  170,152    (497,511)

Other income:
 Gain on sale of marketable securities             27,440           -
 Unrealized gain on trading securities                  -       2,500
 Interest income                                   39,304       6,872
                                               ----------  ----------
                                                   66,744       9,372
                                               ----------  ----------

   Net income(loss)                              $236,896  $(488,139)
                                               ==========  ==========
Per share information:
 Weighted average number of common
  shares outstanding                            1,591,834   1,436,734
                                               ==========  ==========

 Net income(loss) per share                          $.15        (.34)
                                               ==========  ==========

                      Gaming  Venture  Corp.,  U.S.A.
                Statement  of  Changes  in  Stockholders'  Equity
     For  the  Period  From  Inception  (June  1,  1995)  to  October  31,  1996


                               Common  Stock       Paid In  Accumulated  Total
                            Shares        Amount   Capital    Deficit


Shares issued for services,
 office equipment and cash
 to affiliates at $.01 per
 share (June, 1995)          745,000      $745     $7,498       $   -    $  8,243
Shares issued for services
 at $1.50 per share
 (June, 1995)                255,000       255    382,245           -     382,500
Shares issued for cash at
 $1.50 per share pursuant to
 a private placement
 (July  to October, 1995)    591,834       592    887,159           -     887,751
Costs of private placement         -         -    (45,600)          -     (45,600)
Compensation expense
 related to options
 exercisable at a price
 less than market, issued
 to affiliates                     -         -     44,700           -      44,700
Net loss for the period            -         -          -    (488,139)   (488,139)
Balance October 31, 1995   1,591,834     1,592  1,276,002    (488,139)    789,455

Net income for the year            -         -          -     236,896     236,896
Balance October 31, 1996   1,591,834    $1,592 $1,276,002   $(251,243) $1,026,351

                     Gaming  Venture  Corp.,  U.S.A
                       Statement  of  Cash  Flows
                For  the  Year  Ended  October  31,  1996
    and the Period From Inception (June 1, 1995) to October 31, 1995

                                                 1996        1995
Cash Flows From Operating Activities:            -----       -----
  Net income(loss)                            $236,896   $(488,139)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Amortization                                     638         320
  Depreciation                                   2,711         794
  Realized gain on sale of securities          (27,440)          -
  Unrealized gain on trading securities              -      (2,500)
  Common stock and options (acquired)
    issued for non-cash consideration         (330,000)    427,945
  Increase in accounts receivable              (27,470)     (4,829)
  Purchase of trading securities                     -     (30,000)
  Increase in prepaid expenses                  (2,390)          -
  Increase in deferred revenue                 228,302      16,397
  Increase in accounts payable                     422       2,234

 Total adjustments                            (155,227)    410,361
Net cash provided by (used in)
  operations                                    81,669     (77,778)

Cash flows from investing activities:
  Increase in note receivable                  (18,000)          -
  Proceeds from sale of securities              54,129           -
  Acquisition of securities                    (56,941)          -
  Increase in organization costs                     -      (3,191)
  Acquisition of property and equipment         (8,278)     (1,920)
Net cash provided by (used in)                ---------   ---------
  investing activities                         (29,090)     (5,111)

Cash Flows From Financing activities:
  Increase in due to affiliates                      -         515
  Proceeds from the issuance of common stock         -     842,151
Net cash provided by (used in)               ---------   ---------
  financing activities                               -     842,666

Net increase (decrease) in cash and
  cash equivalents                              52,579     759,777
Beginning cash and cash equivalents            759,777           -

Ending cash and cash equivalents              $812,356    $759,777

Non-cash investing and financing activities:

 Common stock issued to affiliates for
   equipment                                  $      -    $  7,498
Supplemental cash flow information:
 Cash paid for:  Income taxes                 $    200    $      -
                 Interest                     $      -    $      -


       Corporation               Number  of  Shares  Held        Fair Value
       -----------                ---------------------         --------------
       Casinovations                 100,000                       $150,000
       Players Network               120,000                       $180,000

	  Gaming Venture Corp., U.S.A.
	 Notes to Financial Statements
	      October 31, 1996


Note 1. ORGANIZATION

The Company was incorporated on June 1, 1995, in the State of Nevada The operations and objectives of the Company are to provide daily hotline information and a weekly newsletter regarding the gaming industry. The Company also provides consulting services. The Company has chosen
October 31, as a year end.


	SIGNIFICANT ACCOUNTING POLICIES

Estimates

Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that management uses.

Revenue recognition

The Company recognizes revenue from its services as follows:

   Consulting fees - upon the completion of its services
   Hotline - upon usage by the customer
   Newsletter - prorated over the life of the subscription

Fixed assets

The Company depreciates its office equipment utilizing the straight line method over a period of five years. Depreciation charged to operations was $2,711 and $794 for the periods ended October 31, 1996 and 1995, respectively.

Net income(loss) per share

The net income(loss) per share is computed by dividing the net income(loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation as their effect would be anti-dillutive.

Organization costs

The Company amortizes its organization costs over a period of 5 years using the straight line method. Amortization charged to operations was $638 and $320 for the periods ended October 31, 1996 and 1995, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Financial Instruments

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities.

Advertising Costs

Advertising Costs are expensed as the advertisement is shown. Advertising expense was $4,562 for the year ended October 31, 1996. There were no advertising costs for the period ended October 31, 1995. Included as an asset are $950 of prepaid advertising costs at October 31, 1996.

Note 2. COMMON STOCK

At inception, the Company issued 745,000 shares of its $.001 par value common stock to affiliates in exchange for cash of $745 and office equipment valued at $7,498.

During June, 1995 the Company began offering 600,000 shares of its common stock at $1.50 per share pursuant to a private placement. Pursuant to this private placement the Company issued 591,834 shares of common stock for cash aggregating $887,751 through October 31, 1995 and incurred expenses related to the sale of these shares aggregating $45,600.

During June, 1995 the Company issued shares of its $.001 par value common stock to non-affiliates for services as follows:
     250,000 shares pursuant to a consulting agreement valued at $375,000
      (See Note 10) and
     5,000 shares for consulting services valued at $7,500

During June, 1995, the Company authorized a distribution to shareholders of 100,000 each of A, and B stock purchase warrants exercisable as follows:

    $ 4.00 plus one A warrant for each share of common stock
    $ 6.00 plus one B warrant for each share of common stock

The warrants are exercisable for a period of 24 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant.

During the period covered by these financial statements the Company issued shares of its common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that it did comply with the "safe harbor" exemptions from registration under section 4(2), it could be liable for recission of the sales if such exemptions were found not to apply.

During June, 1995 the Company approved a Stock Option Plan. Eligible to participate in the plan are employees, officers and directors. The plan will be administered by the Company's Board of Directors. The Company has reserved 750,000 shares of $.001 par value common stock for the plan. The option price shall not be less than 85% of the fair market value of the stock on the date the option is granted and shall be for a term of not more than 10 years. On June 1, 1995 the Company granted 30,000 options to its directors at an exercise price of $.01 per share for a period of 3 years. Compensation expense has been recorded for the difference between the exercise price of the options and the fair value of the common stock of $1.50 per share ($44,700).

During October, 1995 the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register 100,000 Class A warrants, 100,000 Class B warrants, and 1,196,834 shares of common stock (including the 200,000 common shares underlying the A and B warrants).
The registration became effective during July, 1996.

Note 3. NOTE RECEIVABLE

During October, 1996 the Company advanced an unrelated entity $18,000 in exchange for a profit sharing arrangement with the two of the entity's retail locations in New York City.

The financing was provided interest free for the months of November and December, 1996 in return for the following profit participation:

       On the first $10,000 of net pre-tax cash flows from these locations, the Company will receive $10,000.

       On the next $10,000 of net pre-tax cash flows, the Company will receive $ 5,000.

       On the third $10,000 of net pre-tax cash flows, the Company will receive $4,000.

       On the fourth $10,000 of net pre-tax cash flows, the Company will receive $3,000.

       On any net pre-tax cash flows above $40,000, the Company will receive 20% of the excess.

In the event that the profit participation arrangement is insufficient to repay the $18,000 investment, it will convert into a loan arrangement as follows:

	If the Company has received at least $20,000 of net pre-tax cash flows, no additional payment will be due.

	In the event that less than $20,000 has been received, the Company will permit the borrower until February 28, 1997 to repay the difference between $15,000 and whatever payment has been made to the Company from net pre-tax cash.

	Should repayment in full not be made by February 28, 1997 the unpaid balance will convert to a one year term loan with interest at 8.25%.

Note 4. MARKETABLE SECURITIES

The Company's securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities at October 31, 1995. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings. Effective November 1, 1995 these securities have been classified as available for sale, recorded at fair value as a current asset, with the change in fair value during the period included as a separate component of stockholders' equity.

At October 31, 1996 the Company held equity securities with a fair value of $49,250 and a cost of $60,252. The unrealized holding loss for the period of $13,502 is shown as a separate component of stockholders' equity. During the year ended October 31, 1996 the Company had sales proceeds of $54,129 from available for sale securities. Cost is determined by the specific identification method for computing realized gains or losses on securities sales.

At October 31, 1995 the Company held equity securities with a fair value of $32,500 and a cost of $30,000. The unrealized gain included in earnings was $2,500. The Company had no sales proceeds from trading securities during the period ended October 31, 1995.

Note 5. INVESTMENTS

The Company is holding shares of common stock in the following privately held corporations as of October 31, 1996:

       Corporation        Number of Shares Held       Fair Value
       -----------        ---------------------     --------------

       Casinovations              100,000               $150,000

       Players Network            120,000               $180,000

The shares were acquired by the Company in exchange for consulting services provided to Casinovations and Players Network during the year ended October 31, 1996 and for future consulting serivices to be rendered during the year ending October 31, 1997. The Company has $202,500 of deferred income included on the balance sheet at October 31, 1996 with respect to these future consulting services.

The fair value fair for the shares of stock has been determined based on the proceeds of private placement offerings for Casinovations (completed in December, 1996) and Players Network (completed in July, 1996).

Note 6. INCOME TAXES

The Company provides for income taxes pursuant to Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". No provision for income taxes has been provided for during the periods ended October 31, 1996 and 1995, respectively because of the availability of net operating loss carryforwards. At October 31, 1996 the Company has available a net operating loss carryforward of approximately $250,000 which may be used through 2010 to offset future income. The Company is unable to predict future taxable income that would enable it to utilize any deferred tax asset and therefore the deferred tax asset of approximately $85,000 has been fully reserved.

The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows for the year ended October 31, 1996:

	Income tax provision at statutory rate      $ 75,290      32%
	Utilization of net operating
	  loss carryforward                          (75,290)    (32)
                                        						---------  -----
	Income tax provision at effective tax rate  $      -       -%
                                        						=========  =====

Note 7. RELATED PARTY TRANSACTIONS

During the June, 1995 an officer of the Company advanced $1,100 to the Company. During July, 1995 $585 of this advance was repaid. The Company has not imputed interest related to this advance as the amount would not be material to the financial statements. The remaining balance of $515 was repaid by the Company in November, 1996.

During June, 1995 affiliates of the Company contributed office equipment with a historical cost basis of $7,498 to the capital of the Company.

During November, 1995 the Company entered into a lease for its office facilities with a related party expiring during December, 2000. The rent pursuant to the lease approximates fair market. Minimum annual rent payments due under the lease are as follows:

	    Year ended October 31,
       1997: $18,000
				   1998: $18,000
				   1999: $18,000
				   2000: $18,000

Rent expense charged to operations was $18,312 and $3,112 for the periods ended October 31, 1996 and 1995, respectively

Note 8. BUSINESS SEGMENTS

The Company currently provides services in two industry segments consisting of newsletter subscription sales and providing consulting services. Following is a summary of segment information for the periods ended October 31, 1996 and 1995:

                                				      1996        1995
Sales to unaffiliated customers:         -------     -------
	 Subscription sales                  $    91,770   $  12,121
	 Consulting fees                         259,422      22,100
	 Hotline Income                            5,335        -
                                				      -------     -------
                                				  $   356,527   $  34,221
                                				      =======     =======
Income from operations:
	 Subscription sales                  $    91,770   $  12,121
	 Consulting fees                         259,422      22,100
	 Hotline Income                            5,335        -
                                				      -------     -------
                                				      356,527      34,221
	 Other income                             66,744       9,372
	 General corporate expenses             (186,375)   (531,732)
                                				      -------     -------
                                				  $   236,896   $(488,139)
                                				      =======     =======
Identifiable assets:
	 General corporate                   $ 1,260,719   $ 808,601
                                				    =========     =======
Capital expenditures:
	 General corporate                   $     8,278   $   1,920
                                				      =======     =======
Depreciation:
	 General corporate                   $     2,711   $     794
                                				      =======     =======
Amortization:
	 General corporate                   $       638   $     320
                                				      =======     =======

Income from operations represents the net sales from each segment, and excludes general corporate expenses and other income of a general corporate nature. General corporate assets consist principally of cash and marketable securities.

During the year ended October 31, 1996 consulting fees earned from Players Network and Casinovations amounted to $90,000 and $37,500, respectively. These fees represented 25.2% and 10.5% of total revenue, respectively.

During the period ended October 31, 1995 consulting fees earned from Europa Cruises, Champps Entertainment and Game Financial Corp. amounted to $12,205, $4,000 and $4,000 respectively. These fees represented 35.7%, 11.7% and 11.7% of total revenue, respectively.

Note 9. CONCENTRATION OF CREDIT RISK

The Company currently has $719,730 bearing interest at 5.50% per annum at October 31, 1996 on deposit in a money market fund at a single broker. The amount of SIPC insurance on this fund is limited to $100,000.

Note 10. COMMITMENTS

During June, 1995 the Company entered into a consulting agreement with an unrelated entity which would assist the Company in its capitalization.
As payment for these services the Company issued 250,000 shares of its $.001 par value common stock to this entity or its nominee and agreed to pay cash aggregating $60,000.

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: January 27, 1997
                                GAMING  VENTURE  CORP.,  U.S.A.

                                /s/ Alan Woinski
                                --------------------------------
                                By:  Alan  Woinski,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Woinski                                               1/27/97
----------------------    Chief  Executive  Officer,          ----------
Alan  Woinski             Chief  Operating  Officer
                             and  Director


/s/ Kim Santangelo-Woinski                                     1/27/97
----------------------   Chief  Financial  Officer/Controller ----------
Kim  Santangelo-Woinski            and  Director


/s/ Louis Dachis                                               1/27/97
----------------------             Director                   ----------
Louis  Dachis