Form 10QSB
period 1997-01-31
GAMING VENTURE CORP USA
filed 1997-03-14
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended January 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                   ----------    ----------

                 COmmission file number - 33-98184

                    GAMING VENTURE CORP., U.S.A.
         Exact name of Registrant as specified in its charter)

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

                1,631,834 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

                         GAMING VENTURE CORP., U.S.A.
                          COMPARATIVE BALANCE SHEET
                                JANUARY 31
                                (UNAUDITED)
                                                                   1997                   1996
Assets
Current Assets
Cash and Cash Equivalents                                       $ 1,012,684             $  737,545
Accounts Receivable                                                  35,813                  2,736
Prepaid Advertising Expense                                           3,388                  1,490
Trading Securities                                                   38,875                 77,250
                                                                -----------             ----------
Total Current Assets                                              1,090,760             $  819,021

Fixed Assets
Furniture & Equipment                                                18,369                  9,418
Less:   Accumulated Depreciation            	                         4,390                  1,264
                                                                 ----------             ----------

Fixed Assets - Net                                                   13,979                  8,154

Other Assets
Organization Costs   net of amortization                              2,073                  2,711
Other Investments                                                   330,000                 11,562
                                                                 ----------              ---------

Total Other Assets                                                  332,073                 14,273

Total Assets                                                     $1,436,812              $ 841,448
                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                     	             $  2,474               $  2,517
DUE TO AFFILIATES                                                         0                    515
Deferred Revenue                                              	     180,887                 34,431
                                                                 ----------               --------

Total Current Liabilities                                          $183,361               $ 37,463

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares     	                1,592
1,592
  authorized, 1,591,834 AND 1,631,834 shares issued
& outstanding Paid in Capital                                     1,446,002              1,276,002
Accumulated Deficit                                                (194,143)              (473,609)
                                                                -----------              ---------

Total Stockholders' Equity                           	            1,253,451                809,965
                                                              -------------              ---------

Total Liabilities and Stockholders' Equity                    	  $1,436,812
$841,448
                                                              	    ========               ========

See the accompanying notes to the financial statements

                   GAMING VENTURE CORP., U.S.A.
               COMPARATIVE STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31,
                           (UNAUDITED)

                                                                     1997                 1996

Revenue                                                             $134,922             $   44,657

Costs and expenses:

General and administrative                                           63,827                  39,549
                                                                  ---------               ----------

Net Income from operations                                           71,095              $    5,108

Other income:
Interest Income                                                       9,883                  10,051
                                                                  ---------               ---------

Net income before taxes                                              80,978                  15,159

Provision for income taxes                                                0                       0
                                                                  ---------               ---------

Net income                                                          $80,978                 $15,159

Per share information:

Weighted average number of common
   shares outstanding                                             1,599,911               1,591,834
                                                                  ---------               ---------

Net income per share                                              $    0.05               $    0.01
                                                                  ---------               ---------

See the accompanying notes to the financial statements

                               GAMING VENTURE CORP., U.S.A.
                                  STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JANUARY 31
                                         (UNAUDITED)

                                                                         1997                 1996

Cash flows from operating activities:
Net Income                                                             $80,978  	           $15,159
Dpreciation and Amortization                                             1,045                  630
Increase in Accounts Receivable                                         (3,514)               2,093
Increase in Prepaid Expenses                                              (998)              (1,490)
Decrease in Accounts Payable                                              (645)                 283
Other                                                                      (53)                   0
Increase in Deferred Revenue                                           (63,812)              18,034
                                                                  ------------            ---------
Net cash provided by (used in) operations                           $   13,001              $34,709

Cash flows from investing activities:
Acquisition of equipment                                                     0                    0
Acquisition of Trading Securities                                            0              (45,378)
Acquisition of Other Securities                                              0              (11,563)
                                                                    ----------           ----------
Net cash provided by (used in)
    investing activities                                            $        0              (56,941)

Cash flows from financing activities:
Decrease in Loan Receivable                                             18,000                    0
Increase in Additional Paid in Capital                                 170,000                    0
                        			                                         ----------           ----------
      		                                                              $188,000               $    0

Net increase in cash                                                   200,328              (22,232)
Cash and Cash equivalents
            November 1                                                 812,356              759,777
                                                                   -----------            ----------

Cash and Cash Equivalents
           January 31, 1997                                          1,012,684              $737,545
                                                                   -----------            ----------

Supplement cash flow information:

Cash paid to Income taxes                                            $      0               $      0
           Interest                                                  $      0               $      0

See the accompanying notes to the financial statements.

                          GAMING VENTURE CORP., U.S.A.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               JANUARY 31, 1997

Note.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for
interim financial information and Article 10 of Regulation S-X.   They do
not include all of the information and footnotes required by generally
accepted accounting principles for complete financial statements.   In the
opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been
included.   The results of operations for the periods presented are not
necessarily indicative of the results to be expected for the full year.   The
accompanying financial statements should be read in conjunction with the Company's audited financial statements for the three months ended January 31, 1997 included elsewhere in this Form 10-QSB.

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

At January 31, 1997, the Company held equity securities with a fair value of $ 38,875 and a cost of $ 60,252. The unrealized holding loss for the period is shown as a separate component of stockholders equity. The Company had sales proceeds of $0 from trading securities during the period ended January 31, 1997.


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

Note 5.   CONCENTRATION OF CREDIT RISK

The Company currently has $729,275.75 on deposit in a money market fund at a single broker. The amount of SIPC insurance on this fund is limited to $100,000.

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

During the year ended October 31, 1996 consulting fees were received from Hilton Hotels Corporation ($4,625) Europa Cruises ($31,190), Champps Entertainment ($4,000), Game Financial Corp. ($12,000), Royal Casino Group,Inc. ($37,000), Vodavi Technology ($16,000), American Wagering, Inc.
($11,145) and New Horizon  Kids Quest ($4,400).    Comparatively, during the
period from November 1, 1995 to January 31, 1996 consulting fees were received from Europa Cruises, Champps Entertainment and Game Financial Corp. amounted
to $7,660, $3,000 and $4,000 respectively.   There can be no certainty that
this limited number of onsulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

During the three months ended January 31, 1997 consulting fees were received from Europa Cruises ($7,500), Game Financial Corp. ($3,000), Royal Casino Group, Inc. ($7,500), New Horizon Kids Quest, Inc.($6,600), Vodavia Technology, Inc.
($6,000) American Wagering, Inc. ($6,600).   There can be no certainty that this
limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

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

For the three month period ended January 31, 1997, the Company had cash flow from investing activities of $0.

For the period from November 1, 1995 to January 31, 1996, the Company had no cash flow from investing activities.

For the year ended October 31, 1996, the Company pursued no financing activities.

For the three month period ended January 31, 1997, the Company had a decrease in loan receivable of $18,000 and received additional paid in capital of $170,000 resulting in cash flows from financing activities of $188,000

For the period from November 1, 1995 to January 31, 1996 the Company had no cash flow from financing activities.


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

The Company had net income of $80,978 for the three months ended January
31, 1997.    General and administrative expenses for the three months ended
January 31, 1997 were $63,827 and consisted principally of officer's salaries of $29,250, rent of $4,672, telephone of $5,930, printing press releases and advertising of $4,501, professional fees of $3,375 and miscellaneous general
and administrative expenses of $16,099.   The Company had an increase in
accounts receivable of $3,514 due to increased operations.   Deferred revenue
decreased $63,812.   Net cash provided by operations for the three months ended
January 31, 1997 was $13,001.

The Company had net income of $14,530 for the period from November 1, 1995 to
January 31, 1996.    General and administrative expenses for the period from
November 1, 1995 to January 31, 1996 were $39,549 and consisted principally of officer's salaries of $22,100, rent of $4,649 and miscellaneous general and administrative expenses of $12,800. The Company acquired trading securities for $45,378 to attempt to achieve a greater return on its money than could be obtained in a bank account. Deferred revenue increased $18,034 from the sale
of its newsletter subscriptions.   Additionally, the Company purchased
furniture and office equipment valued at $9,418.   Net cash used in operations
for the period from November 1, 1995 to January 31, 1996 was $22,232.

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




Date: /s/ Alan Woinski
					-------------------------------------
					Alan Woinski, President