Form 10QSB
period 1997-04-30
GAMING VENTURE CORP USA
filed 1997-06-13
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended April 30, 1997

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

PART I

Item 1. Financial Statements:

                         GAMING VENTURE CORP., U.S.A.
                          COMPARATIVE BALANCE SHEET
                                APRIL 30
                                (UNAUDITED)
                                                                   1997                   1996
Assets
Current Assets
Cash and Cash Equivalents                                       $ 1,011,705             $  764,733
Accounts Receivable                                                  15,048                 11,153
Prepaid Advertising Expense                                           6,062                  1,118
Trading Securities                                                   27,000                 89,275
                                                                -----------             ----------
Total Current Assets                                              1,059,815             $  866,279

Fixed Assets
Furniture & Equipment                                                21,136                  9,417
Less:   Accumulated Depreciation            	                         5,275                  1,736
                                                                 ----------             ----------

Fixed Assets - Net                                                   15,861                  7,681

Other Assets
Organization Costs   net of amortization                              1,914                  2,551
Other Investments                                                   600,000                180,000
                                                                 ----------              ---------

Total Other Assets                                                  601,914                182,551

Total Assets                                                     $1,677,590            $ 1,056,511
                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                     	             $  9,496               $  2,390
DUE TO AFFILIATES                                                         0                    515
Deferred Revenue                                              	     380,739                186,011
                                                                 ----------               --------

Total Current Liabilities                                          $390,739              $ 188,916

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares     	                1,592                  1,592
  authorized, 1,631,834 AND 1,591,834 shares issued
& outstanding Paid in Capital                                     1,446,002              1,276,002
Accumulated Deficit                                                 (88,743)              (409,999)
Treasury Stock                                                      (71,496)                     0
                                                                -----------              ---------

Total Stockholders' Equity                           	            1,287,355                867,595
                                                              -------------              ---------

Total Liabilities and Stockholders' Equity                    	  $1,677,590             $1,056,511
                                                              	    ========               ========

See the accompanying notes to the financial statements

                   GAMING VENTURE CORP., U.S.A.
               COMPARATIVE STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS and SIX MONTHS ENDED APRIL 30,
                           (UNAUDITED)

                                                       1997                        1996
                                                THREE        SIX            THREE        SIX
                                                MONTHS       MONTHS         MONTHS      MONTHS

Revenue                                     $ 176,716       $ 311,638     $ 69,842    $ 114,499

Costs and expenses:

General and administrative                     71,547         135,374       46,400       85,949
                                             ---------      ---------    ---------    ---------

Net Income from operations                  $ 105,169        $176,264       23,442    $  28,550

Other income:
Gain on Sale of Securities                      1,188           1,188       18,569       18,569
Interest Income                                10,918          20,801        9,025       19,076
                                            ---------       ---------    ---------    ---------
                                              117,275         198,253       51,036       66,195

Provision for income taxes                          0               0            0            0
                                            ---------       ---------    ---------    ---------

Net income                                  $ 117,275       $ 198,253     $ 51,036     $ 66,195

Per share information:

Weighted average number of common
   shares outstanding                       1,602,234       1,593,734    1,591,834    1,591,834
                                           ----------       ---------    ---------    ---------

Net income per share                         $  0.07        $    0.12    $    0.04    $    0.05
                                           ---------        ---------    ---------    ---------

See the accompanying notes to the financial statements

                               GAMING VENTURE CORP., U.S.A.
                                  STATEMENT OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED APRIL 30
                                         (UNAUDITED)

                                                                         1997                 1996

Cash flows from operating activities:
Net Income                                                             $198,253  	   $66,195
Depreciation and Amortization                                             2,089                1,261
Increase (Decrease) in Accounts Receivable                               17,251               (6,324)
Increase (Decrease) in Prepaid Expenses                                  (3,672)              (1,118)
Decrease in Accounts Payable                                              6,324                  155
Decrease in Deferred Revenue                                            136,040              169,615
                                                                   ------------            ---------
Net cash provided by (used in) operations                           $   356,285             $224,828

Cash flows from investing activities:
Acquisition of equipment                                                 (3,440)                   0
Acquisition of Trading Securities                                             0              (44,828)
Acquisition of Other Securities                                        (270,000)            (180,000)
                                                                     ----------           ----------
Net cash provided by (used in)
    investing activities                                            $        0              (56,941)

Cash flows from financing activities:
Decrease in Loan Receivable                                              18,000                    0
Increase in Treasury Stock                                              (71,496)                   0
Increase in Additional Paid in Capital                                  170,000                    0
                        	                                          ----------           ----------
      	                                                              $116,504               $    0

Net increase in cash                                                   $199,349               $4,956
Cash and Cash equivalents
            November 1                                                  812,356              759,777
                                                                    -----------           ----------

Cash and Cash Equivalents
           April 1, 1997                                              1,011,705             $764,733
                                                                    -----------           ----------

Supplement cash flow information:

Cash paid to Income taxes                                             $      0               $      0
           Interest                                                   $      0               $      0

See the accompanying notes to the financial statements.

                          GAMING VENTURE CORP., U.S.A.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               April 30, 1997

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

At April 30, 1997, the Company held equity securities with a fair value of $27,000 and a cost of $ 60,252. The unrealized holding loss for the period is shown as a separate component of stockholders equity. The Company had sales proceeds of $0 from trading securities during the period ended April 30, 1997.

Note 4.   INCOME TAXES

The Company provides for income taxes pursuant to Financial Accounting
Standards Board Statement No. 109 "Accounting for Income Taxes".   No
provision for income taxes has been provided for during the period ended April 30, 1997 because of the tax loss carryforward. The Company may use
this tax loss carryforward through 2010 to offset future income.   The
Company is unable to predict future taxable income that would enable it to utilize any deferred tax asset and therefore the deferred tax asset of approximately $160,000 has been fully reserved.

Note 5.   CONCENTRATION OF CREDIT RISK

The Company currently has $738,648.88 on deposit in a money market fund at a single broker. The amount of SIPC insurance on this fund is limited to $100,000.

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

In addition, the future exercise of any of the outstanding Warrants is uncertain based on the current financial condition of the Company. On On May 29, 1997, the Company extended the expiration of the Class A and Class
B Warrants to June of 1999.   The lack of  future exercise of the Class A or
Class B Warrants would negatively impact the Company's ability to successfully expand operations.

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

During the six months ended April 30, 1997 consulting fees were received from Casinovations ($120,000), Players Network ($60,000), Royal Casino Group, Inc. ($15,000) Game Financial Corp. ($6,000), New Horizon Kids Quest, Inc. ($13,200), Vodavia Technology, Inc. ($12,000) American Wagering, Inc. ($13,260) and Europa Cruises Corporation ($15,130). There can be no certainty that this limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

During the three months ended April 30, 1997 consulting fees were received from Casinovations ($82,500), Players Network ($30,000), Royal Casino Group, Inc. ($7,500) Game Financial Corp. ($3,000), New Horizon Kids Quest, Inc. ($6,600), Vodavia Technology, Inc. ($6,000) American Wagering, Inc. ($6,600)
and Europa Cruises Corporation ($7,630).   There can be no certainty that
this limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

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

For  the  year  ended  October 31, 1996, the Company had an increase of a
note receivable  of  $18,000.   The Company advanced an unrelated entity
$18,000 in exchange for a profit sharing arrangement with two of the entity's retail locations in New York City. The financing was provided interest free for the months of November and December, 1996 in return
for the following profit participation:   On  the first $10,000 of net pre-
tax cash flows from these locations, the Company will receive $10,000. On the next $10,000 of net pre-tax cash flows, the Company will receive
$5,000.   On the next $10,000 of net  pre-tax  cash  flows,  the  Company
will receive $4,000.   On the fourth $10,000  of net pre-tax cash flows, the
Company will receive $3,000 and on any net  pre-tax  cash  flows  above
$40,000, the Company will receive 20% of the excess.    In  the  event  that
the profit participation arrangement is in sufficient to repay the $18,000 investment, it will convert into a loan arrangement as follows:
If the Company has received at least $20,000 of net pre-tax  cash  flows,  no
additional payment will be due.   In the event that less  than  $20,000  has
been received, the Company will permit the borrower until February 28, 1997 to repay the difference between $15,000 and whatever payment has been
made to the Company from net pre-tax cash.   The note was repaid in full in
the first quarter of 1997.

For the year ended October 31, 1996, the Company received proceeds from the sale of marketable securities of $54,129 and acquired securities
valued at $56,941.    The Company also acquired property and equipment of
$8,278.   As a result,  the  Company had net cash used in investing
activities of $29,090 for the  year  ended  October  31,  1996.

For the six month period ended April 30, 1997, the Company acquired equipment
valued at $3,440 and acquired other securities valued at $270,000.   For the
sixth month period ended April 30, 1997, Company had cash flow from investing activities of $273,440.

For the six month period ended April 30, 1996, the Company acquired trading
securities valued at $44,828 and other securities of $270,000.   For the
sixth month period ended April 30, 1997, Company had cash flow from investing activities of $224,828.

For the year ended October 31, 1996, the Company pursued no financing activities.

For the six month period ended April 30, 1997, the Company repurchased 23,100
shares at an average price of $3.09.   Total cash used for the share
repurchase was $71,436.   The Board of Directors of the Company authorized
$200,000 to be allocated for the share repurchase.   The Company intends to
repurchase additional shares as market conditions allow.   The 23,100 shares
are currently held as Treasury Stock and it is anticipated that the shares
will be retired.   For the six month period ended April 30, 1997, the Company had a decrease in loan receivable of $18,000 and received additional paid in capital of $170,000 resulting in cash flows from financing activities of $116,504.

For the six month period ended April 30, 1996, the Company pursued no financing activities.

Results of Operations. The Company had net income of $198,253 for the six
months ended April 30, 1997.    General and administrative expenses for the
six months ended April 30, 1997 were $135,374 and consisted principally of officer's salaries of $52,450, rent of $9,328, telephone of $10,943, printing press releases and advertising of $14,320, professional fees of $10,033, travel and entertainment of $11,066 and miscellaneous general and
administrative expenses of $27,234.   The Company had an increase in accounts
receivable of 17,251 due to increased operations.   Deferred revenue
increased $136,040 due to the contracts with Casinovations, Inc. and Players
Network, Inc..   Net cash provided by operations for the six months ended
April 30, 1997 was $356,285.

The Company had net income of $117,275 for the three months ended April 30,
1997.    General and administrative expenses for the three months ended April
30, 1997 were $71,547 and consisted principally of officer's salaries of $23,200, rent of $4,656, telephone of $5,013 printing press releases and advertising of $9,819, professional fees of $6,658, travel and entertainment of $7,931 and miscellaneous general and administrative expenses of $14,270. The Company had an increase in accounts receivable of $20,765 due to
increased operations.   Deferred revenue increased $199,852.   Net cash
provided by operations for the three months ended April 30, 1997 was $343,284.

The Company had net income of $66,195 for the six months ended April 30,
1996.    General and administrative expenses for the six months ended April
30, 1996 were $85,949 and consisted principally of officer's salaries of $44,650, rent of $9,267, telephone of $6,303, printing press releases and advertising of $3,995, professional fees of $5,275, travel and entertainment of $2,071 and miscellaneous general and administrative expenses of $14,388. The Company had a decrease in accounts receivable of 6,324. Deferred revenue increased $169,615. Net cash provided by operations for the six months ended April 30, 1996 was $229,784.

The Company had net income of $51,036 for the three months ended April 30,
1996.    General and administrative expenses for the three months ended April
30, 1996 were $46,400 and consisted principally of officer's salaries of $22,550, rent of $4,618, telephone of $3,965, printing press releases and advertising of $3,042, professional fees of $3,635, travel and entertainment of $268 and miscellaneous general and administrative expenses of $14,388.
The Company had a decrease in accounts receivable of 8,322.   Deferred
revenue increased $151,580.   Net cash provided by operations for the three
months ended April 30, 1996 was $195,626.

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




Date:   June 11. 1997                                  /s/ Alan Woinski
		          		-------------------------------------
					Alan Woinski, President