Form 10QSB
period 1997-07-31
GAMING VENTURE CORP USA
filed 1997-09-08
CIK 1002455

                                      UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended July 31, 1997

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

                1,608,734 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

                         GAMING VENTURE CORP., U.S.A.
                                 BALANCE SHEET
                                 JULY 31, 1997
                                  (UNAUDITED)

Assets
Current Assets
Cash and Cash Equivalents          	                               $ 994,541
Accounts Receivable                                  	                25,742
Prepaid Advertising Expense                                            5,787
Trading Securities                                                    30,000
                                                                 -----------
Total Current Assets                                              $1,095,320

Fixed Assets
Furniture & Equipment                                                $24,695
Less:   Accumulated Depreciation            	                          6,160
                                                                  ----------

Fixed Assets - Net                                                    18,535

Other Assets
Organization Costs   net of amortization                	              1,755
Other Investments                                                    616,327
                                                                  ----------

Total Other Assets                                                   618,082

Total Assets                                                      $1,731,937
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                               	                    $  2,315
Taxes Payable                                            	             8,363
Deferred Revenue                                              	      331,376
                                                                  ----------
Total Current Liabilities                                            342,054

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares   	                   1,609
  authorized, 1,608,734626 shares issued & outstanding
Paid in Capital                                      	             1,445,985
Retained Earnings                                                     13,785
Accumulated Deficit                                                  (71,496)
                                                              	   ----------



Total Stockholders' Equity                      	                  1,389,883
                                                              	   ----------

Total Liabilities and Stockholders' Equity              	         $1,731,937
                                                              	     ========

See the accompanying notes to the financial statements

                       GAMING VENTURE CORP., U.S.A.
                  STATEMENT OF INCOME AND RETAINED EARNINGS
                     FOR THE PERIOD ENDED JULY 31, 1997
                                  (UNAUDITED)
	                              THREE                THREE           NINE            NINE
                               MONTHS               MONTHS         MONTHS            MONTHS
                            JULY 31, 1997       JULY 31, 1996    JULY 31, 1997     JULY 31, 1996

Revenue                       $155,716            $92,666           $467,354         $207,165

Costs and expenses:

General and administrative     $74,941            $47,351           $210.315          133,300
                             ---------          ---------          ---------        ---------

Net Income from operations     $80.775             45,315           $257,039 	      73,865

Other income:
Gain on sale of securities      $2,508            $  8,871          $  3,696          $27,440
Interest Income                 11,768              10,003            32,569           29,079
                             ---------          ----------          --------         --------
                                14,276              18,874            35,265           56,519

Net income before taxes         95,051              64,189    	      293,304          130,384

Provision for income taxes       6,600      	            0             6,600                0
                             ---------          ----------          --------         --------

Net income                     $88,451             $64,189          $286,704         $130,384

Per share information:

Weighted average number
   of common shares
   outstanding               1,603,626           1,591,834         1,603,626        1,591,834
                          ------------       -------------      ------------       ----------

Net income per share             $0.06               $0.04              $.18            $0.08
                           -----------       -------------      ------------       ----------

See the accompanying notes to the financial statements

                               GAMING VENTURE CORP., U.S.A.
                                  STATEMENT OF CASH FLOWS
                           Six Months Ended July 31, 1997 and 1996

                                                                         NINE                      NINE
                                                                        MONTHS                    MONTHS
                                                                         ENDED                    ENDED
                                                                        JULY 31,                  JULY 31,
                                                                         1997                      1996

Cash flows from operating activities:
Net Income                                  		                          $286,704                $130,384
(Increase) Decrease in Accounts Receivable                                 6,557                 (19,792)
Increase in Prepaid Expenses                                              (3,397)                      -
Decrease in Accounts Payable                                                (856)                      -
Increase in Deferred Revenue                                              86,667                 147,611
Increase in Taxes Payable                                                  8,363                       -
Acquisition of Trading Securities          		                                  -                 (59,905)
Acquisition of other investments          	                                    -                (180,000)
Other                                                       		             1,044                   1,636
                                                                    ------------            ------------
                                                                         387,181                  19,934

Cash flows from investing activities:
Increase in Fixed Assets                                                  (7,000)                 (8,278)
Increase in other investments                                           (284,500)                      -

Net Cash (Used In) investing activities:                                (291,500)                 (8,278)
                                                                     ------------           ------------

Cash flows from Financing Activities
     Increase in Common Stock                                            170,000                       -
(Increase) in Loan Receivable                                            (12,000)                      -
(Increase) in Treasury Stock                                             (71,496)                      -
                                                                     ------------           ------------
Net Cash (Used in), Provided by
        Financing Activities                                              86,504                       -

Net increase in cash      	                                              182,185                  11,656
Cash and Cash Equivalents -
            Beginning                                        		          812,356                 759,777
                                                                     -----------              ----------

Cash and Cash Equivalents
           July 31, 1997/1996                   	                        994,541                $771,433
                                                                     -----------             -----------

Supplement cash flow information:

Cash paid to Income taxes                        	                      $      0 	      $      0
           Interest                           	                         $      0  	      $      0

See the accompanying notes to the financial statements.

                          GAMING VENTURE CORP., U.S.A.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               JULY 31, 1997

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

At July 31, 1997, the Company held equity securities with a fair value of
$ 39,250 and a cost of $60,252.    The unrealized holding loss for the period
ended July 31, 1997 is shown as a separate component of stockholder's equity. The Company had sales proceeds of $59,389 from trading securities during the period ended
July 31, 1997.

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

Note 5.   CONCENTRATION OF CREDIT RISK

The Company currently has $727,309.17 on deposit in a money market fund at a singe broker. The amount of SIPC insurance on this fund is limited to $100,000.

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

During the nine months ended July 31, 1997 consulting fees were received from New Horizon Kids Quest ($19,800), American Wagering, Inc. ($19,860), Game Financial Corporation ($9,000), Vodavi Technology, ($18,000), Europa Cruises Corporation ($22,900), Royal Casino Group, Inc. ($22,500), Casino Resource Corporation ($7,500) Casinovations, Inc. ($157,500) and Players Network ($105,000).

During the three months ended July 31, 1997 consulting fees were received from New Horizon Kids Quest ($6,600), American Wagering, Inc. ($6,600), Game Financial Corporation ($3,000), Vodavi Technology, ($6,000), Europa Cruises Corporation ($7,770), Royal Casino Group, Inc. ($7,500), Casino Resource Corporation ($7,500) Casinovations, Inc. ($37,500) and Players Network ($45,000).

Capital and Source of Liquidity.   For the three month period ended July 31,
1997, the Company had an increase in fixed assets of $3,559 and an increase
in other investments of $15,000.   As a result, the Company had net cash used
in investing activities of $18,059 for the three months ended July 31, 1997.

For the nine month period ended July 31, 1997, the Company had an increase in
fixed assets of $7,000 and an increase in other investments of $284,500.   As
a result, the Company had net cash used in investing activities of $291,500 for the nine months ended July 31, 1997.

For the three and nine month periods ended July 31, 1996, the Company had no cash flow from investing activities.

For the year ended October 31, 1996, the Company pursued no financing activities.

For the three month period ended July 31, 1997, the Company had an increase in loan receivable of $30,000 which resulted in net cash used in financing activities of $30,000.

For the nine months ended July 31, 1997, the Company had an increase in common stock of $170,000, an increase in loan receivable of $12,000 and an increase in treasury stock of $71,496 due to the repurchase by the Company of
its common stock.   As a result, the Company had net cash provided by
financing activities of $86,504.

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

Results of Operations.

The Company had net operating income of $155,716 and $467,354 for the three and nine months ended July 31, 1997. General and administrative expenses for the three and nine months ended July 31, 1997 were $74,941 and $210,315, respectively and consisted principally of officer's salaries of $29,400 and $81,850, respectively, rent of $4,687 and $14,015, respectively, telephone of $5,273 and $16,216, respectively, printing and advertising of $9,867 and $24,187, respectively, professional fees of $12,803 and $22,836, respectively and miscellaneous general and administrative expenses of $12,911 and 51,211, respectively.

For the nine months ended July 31, 1997, the Company had an decrease in
accounts  receivable  of  $6,557.    Deferred revenue  increased  $86,677
from the sale of its newsletter subscriptions and prepaid consulting revenue. The Company had amortization and depreciation of $1,044 and
$3,133 for the three and nine months ended July 31, 1997.   The Company had
an increase in prepaid expenses of $3,397 for the nine months ended July 31, 1997 and a decrease in prepaid expenses of $275 for the three months ended
July 31, 1997 due  to  increased operations.   The Company had a slight
decrease in accounts payable of $2,154 and 856, respectively for the three and nine months ended July 31, 1997. Net cash provided by operations for the three and nine months ended July 31, 1997 was $30,895 and $38 7,181, respectively.

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




Date:  September 8, 1997            /s/ Alan Woinski
			   	------------------           -------------------
                                				Alan Woinski, President