Form 10KSB
period 1997-10-31
GAMING VENTURE CORP USA
filed 1998-01-30
CIK 1002455

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

Check  whether  the  issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for  at  least  the  past  90  days.   Yes    __x__        No  ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The  Corporation's  revenues  for  its  most recent fiscal year were $657,910.

As of October 31, 1997, nine market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately $2,400,000.

The number of shares outstanding of registrant's only class of common stock, as of October 31, 1997 was 1,608,734 and at December 31, 1997 was 1,616,734
shares of its $.001 par value common stock. No documents are incorporated into the text by reference. Transitional Small Business Disclosure Format
(check  one):  Yes                No     x
                                     ---------         ---------
                     Exhibit Index is located on Page 23.

                                PART I

ITEM  1.    DESCRIPTION OF BUSINESS     (A)  BUSINESS DEVELOPMENT. The
Company
was incorporated in Nevada on June 1, 1995. The Company is authorized to issue Fifty Million (50,000,000) Common Shares, $.001 par value. The Board of Directors of the Company have authorized a dividend distribution of 100,000 "A" Warrants on a pro rata basis to the shareholders of record as of June 4, 1995. The "A" Warrants shall be exercisable for a period of two years from issuance. The "A" Warrants shall be exercisable into Common Shares of the Company at the exercise price of $4.00 per Common Share. The Board of Directors of the Company have also authorized a dividend distribution of 100,000 "B" Warrants on a pro rata basis to the shareholders of record as of
June 4, 1995.      The "B" Warrants shall be exercisable for a period of two
years from issuance. The "B" Warrants shall be exercisable into Common Shares of the Company at the exercise price of $6.00 per Common Share. There are currently 64,333 Class "A" Warrants and 94,333 Class "B" Warrants issued
and outstanding.   In May of 1997, the "A" and "B" Warrants were extended for two years to expire on June 4, 1999

BUSINESS  OBJECTIVE.      The  operations and objectives of the Company are to
provide  a  daily 900 number hotline information service, weekly and daily
newsletter regarding  all  aspects  of the  gaming  industry.   The Company also
provides a daily newsletter regarding all aspects of the Lodging Industry.

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

EMPLOYEES.    As of the date of this Prospectus, the Company has three full time employees  (the  Company's current officers) and one part time employees.
The officers  conduct  all  of  the business of the Company.   See "Risk
Factors."

The Company will, as operations demand, sub-contract the balance of its personnel through independent contractors or hire additional employees.

SUBSIDIARY. Gaming Venture's West, a subsidiary of the Company was formed on August 1st, 1997 to provide Public Relations and Advertising services to the entertainment industry. The Subsidiary also operates a Celebrity Speakers
Bureau.   Public Relations and Advertising Fees range from $300 to $5,000 per
month.   The Celebrity Speakers Bureau receives between 20% and 30% of all bookings.

DISTRIBUTION.      During June, 1995, the Company entered into a consulting
agreement with Pratt, Wylce & Lords, Ltd. ("Pratt") to assist the Company in its capitalization and the obtainment of additional financing. To date, Pratt has provided consulting services to the Company regarding capital structuring, initial equity financing, and preparation of a registration statement.
As partial payment for consulting services, the Company issued 250,000 of its Common Shares to Pratt, of which 65,000 Common Shares were registered and distributed to Pratt shareholders and 65,000 Common Shares to a nominee of
Pratt.    In  addition, Pratt received total cash compensation of $60,000.

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

BUSINESS DEVELOPMENT COMPANY.     As the Company obtains equity interests in
gaming companies who desire to become public, the Company may become subject to the provisions of the Investment Company Act of 1940. Due to the letter of intent to acquire Casino Journal Publishing Group, the Company does not expect that the business of obtaining equity interests in gaming companies who desire to go public will be a material part of the Company's future business.

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

In October of 1997, the Company launched The Daily Lodging Report in a joint venture with HVS International and Hotels Magazine. The newsletter is only available by E-mail or fax. The subscription price is $210 for 6 months and $350 for 12 months by fax and $175 for 6 months and $295 for 12 months by E-mail. A combo plan is offered by the joint venture where you can receive both The Daily Lodging Report and The Gaming Industry Daily Report by e-mail or fax for $350 for 6 months and $595 for 12 months.

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

     Consulting Services:   The Company provides consulting services to
companies who are involved in all types of gaming and leisure activities. These services include overseeing operations, public relations, investor relations, and acting as liaisons in joint ventures, financing, lease
negotiations, etc.    The  Company's fees for its consulting services range
from $1,000 per month to $20,000  per  month depending on the duties to be
performed.   The majority of this  business  has developed directly from
subscribers to The Gaming Industry Weekly  Report    as  well  as  Mr.
Woinski's public speaking engagements and various  articles  about  and  by
Mr.  Woinski  in trade publications.   From December  1992  to  August 1995,
Mr. Woinski was President of Lucky Management Corp, an investment advisory firm which also held interests in other businesses including printing, real estate, etc. Mr. Woinski served as an advisor for the Monitrend Gaming and Leisure Mutual Fund from October 1993 to December 1994 and was Portfolio Manager of the High Rollers Investment Partnership from
December  1992  to  October  1993.    Mrs. Woinski was Vice President  of
Lucky  Management Corp., an investment advisory firm which also held interests in other businesses including printing, real estate, etc. from
December  1992  to  August  1995.      The Company shall target the same areas
described  above  under  "Information  Center".

On December 20, 1995, the Company entered into a consulting agreement with Players Network, a Nevada corporation. The Company agreed to assist Players
Network in any requested aspects of fund-raising and operations.   Players
paid the Company a one time equity fee of 120,000 common shares plus 24,000 2-year warrants to purchase common shares of Players at $2.50 per common
share.   On April 1, 1997, the term of the Agreement was extended to July 2,
1998. The Company received an additional 80,000 Common Shares of Players Network and $15,000 in cash compensation at the time of the extension.

On July 8, 1996, the Company entered into a consulting agreement with Casinovations Incorporated, a Washington corporation. The Company agreed to assist Casinovations Incorporated in any requested aspects of fund-raising and
operations.    Casinovations paid the Company a one time equity fee of 100,000 common shares and options to purchase 50,000 Common Shares at the option price
of $1.50 per Common  Share.      The  option  period is two years.  On
February
1, 1997, the term of the Agreement was extended to July 7, 1998.   The Company
received an additional cash fee of $45,000 at the time of the extension.   On
February 1, 1997, the term of the agreement was extended to July 7, 1998. The Company received an additional 100,000 common shares and options to purchase 50,000 shares at $1.50 plus an additional cash fee of $45,000 at the time of
the extensions.     The options were later changed to warrants.   The Company
sold the 100,000 warrants to unrelated parties in September for $100.

Mr.  Woinski  writes  the  newsletter  and  gathers  the  information  for the
newsletter.    Mr. Woinski will perform most of the actual consulting
services. Mrs. Woinski is in charge of customer relations, in house accounting and marketing of the Company's newsletter and other services.

The following is a summary of segment information for the period ended October 31, 1996 and for the year ended October 31, 1997:


                                For year         For year
                                  ended             ended
                                 10/31/97          10/31/96

1997            1996
Sales to unaffiliated customers:
         Subscription sales    $   115,000      $    91,770
         Consulting fees           530,490          259,422
         Hotline income              2,870            5,335
         Booking agent services      9,550                -
                               $   657,910      $   356,527


Income from operations:
         Subscription sales    $   115,000      $   91,770
         Consulting fees           530,490         259,422
         Hotline income              2,870           5,335
         Booking agent services      9,550               -
         Other income               49,622          66,744
     General corporate expenses   (335,323)       (186,375)
                               $   372,209        $236,896

Identifiable assets:
         General corporate     $ 1,753,554      $1,260,719
Capital expenditures:
        General corporate      $    10,901      $    8,278
Depreciation:
         General corporate     $     4,629      $    2,711
Amortization:
         General corporate     $       638      $      638

Income from operations represents the net sales from each segment, and excludes general corporate expenses and other income of a general corporate nature. General corporate assets consist principally of cash and securities.

During the year ended October 31, 1997 consulting fees received from  Players
Network and Casinovations amounted to $90,000 and $112,500, respectively.
These fees represented 14.2% and 17.8% of total revenue, respectively..

During the year ended October 31, 1996 consulting fees received from  Players
Network and Casinovations amounted to $90,000 and $37,500, respectively. These fees represented 25.2% and 10.5% of total revenue, respectively..

LETTER OF INTENT. On October 6, 1997, the Company entered into a letter of intent to acquire Casino Journal Publishing Group ("CASINO"). Pursuant to the letter of intent, the Company would acquire all of the outstanding Common
Shares of Casino and issue a total of three million shares of the Company along with 80,000 options to purchase additional Common Shares of the Company at the price of $3 5/16 per Common Share.

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

Gaming Venture's West leases 285 square feet at 3885 South Decatur
Blvd., Suite 3001, Las Vegas, Nevada at $375 per month on a three year lease expiring
August 31, 1999.


ITEM  3.    LEGAL  PROCEEDINGS
The Company knows of no material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended October 31, 1997, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.





                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "GVCU".

The  following  table  sets forth the range of high and low bid quotations for the  Company's  common stock for each quarter of the last two fiscal years, as
reported  by  the OTC Bulletin Board.   The Company's market makers are Olsen
Payne, Nash Weiss, Wein Securities,
Hill Thompson, Wilson Davis, Paragon, Sharpe Capital, Knight Securities,
Troster Singer and Frankel. The quotations represent inter-dealer prices without retail
markup,  markdown  or  commission,  and  may  not necessarily represent actual transactions.


             Quarter  Ended             High  Bid          Low  Bid

                  1/31/96                  *                   *
                  4/30/96                  *                   *
                  7/31/96                 3 5/8              2 7/8
                 10/31/96                 4 1/2              3 1/8
                  1/31/97                5 11/16             2 7/8
                  4/30/97                   4                2
                  7/31/97                   2                3 5/16
                 10/31/97                   3                4 3/8

The Company's common stock commenced trading on the over-the-counter market in
July,  1996.     Prior to that time, there was no market for the securities of the  Company.

Holders.     The approximate number of holders of record of the Company's
$.001 par value common stock, as of October 31, 1997, was 905.   Currently, as
of  January  15,  1998,  there  are  905  holders  of  record.

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


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF  OPERATIONS

Trends  and  Uncertainties.       Inasmuch as a major portion of the Company's
activities is the development and operation of a daily 900 number hotline information service, a daily and a weekly newsletter regarding the gaming industry, a daily newspaper regarding the lodging industry and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

In addition, the future exercise of any of the outstanding Warrants is uncertain based on the current financial condition of the Company. The lack of future exercise of the Class A or Class B Warrants would negatively impact the Company's ability to successfully expand operations.

During the year ended October 31, 1997 consulting fees were earned from Casinovations ($45,000), Players Network ($15,000) Europa Cruises ($30,620), Game Financial Corp. ($12,000), Royal Casino Group, Inc. ($37,500), Vodavi Technology ($24,000), American Wagering, Inc. ($32,060) and New Horizon Kids Quest ($26,400). Consulting fees also included Casino Resource Corp. ($17,500) and Chancellor Corp. ($5,250) Public Relations fees for Gaming Venture's West included Players Network ($4500), Jeff Kutash
Productions ($2,000), Europa Cruises ($3,000).   Celebrity Speaking fees
totaled $9,550. There can be no certainty that this limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

During the period ended October 31, 1995 consulting fees were received from Europa Cruises, Champps Entertainment and Game Financial Corp. amounted to $12,205, $4,000 and $4,000 respectively.

Loan Collateralized by Related Party.   On July 11, 1997, the Company placed
$200,000 in a 200 day Certificate of Deposit with Bank West located at 3500
West Sahara Avenue in Las Vegas, Nevada.   Bank West lent Casinovations, Inc.
up to the full amount of the Company's Collateral and charged Casinovations, Inc. an interest rate which is the rate of the CD plus 2%.

Casinovations, Inc. agreed to pay the Company a payment equal to 8.5% of the total amount when Casinovations, Inc,. pays off the principal of the loan to
Bank West.   The payment will be 8.5% of the principal of $200,000 or a total
of $17,000.   If Casinovations, Inc. is unable to pay off the loan balance after the 200 day period, half of the $17,000 payment must be paid to the
Company.   The Company will then have the option of renewing and allowing
Casinovations, Inc. to continue with the loan or convert the principal balance of the loan into Casinovations, Inc.'s common stock with registration
rights.   If the Company elects to renew the Collateral, the same terms from the first 200 day period will be in effect including a full 8.5% of the
principal being due when the loan is repaid.   The $8,500 which is due after
the first 200 day period will not be deducted from the 8.5% due when the loan is repaid if the CD is rolled over for another 200 day period.

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

For the year ended October 31, 1996, the Company had a decrease of a note
receivable of $18,000.   The Company advanced an unrelated entity $18,000 in
exchange for a profit sharing arrangement with two of the entity's retail locations in New York City. The financing was provided interest free for the months of November and December, 1996 in return for the following profit
participation:    On the first $10,000 of net pre-tax cash flows from these
locations,  the Company will  receive  $10,000.   On the next $10,000 of net
pre-tax cash flows, the Company will receive $5,000. On the next $10,000 of net pre-tax cash flows, the Company will receive $4,000. On the fourth $10,000 of net pre-tax cash flows, the Company will receive $3,000 and on any net pre-tax cash flows above $40,000, the Company will receive 20% of the excess. In the event that the profit participation arrangement is in sufficient to repay the $18,000 investment, it will convert into a loan arrangement as follows: If the Company has received at least $20,000 of net pre-tax cash flows, no additional payment will be due. In the event that less than $20,000 has been received, the Company will permit the borrower until February 28, 1997 to repay the difference between $15,000 and whatever
payment has been made to the Company from net pre-tax cash.    This note was
completely repaid during the year ended October 31, 1997.

 The note receivable described above was paid back in the year ended October
31, 1997.   For the year ended October 31, 1997, the Company received $16,185
from the sale of securities.   The Company acquired securities valued at
$28,438 and property and equipment of $10,901.   As a result, the Company had
net cash used in investing activities of $5,154.

For the year ended October 31, 1996, the Company received proceeds from the sale of marketable securities of $54,129 and acquired securities valued at
$56,941.    The Company also acquired property and equipment of $8,278.   As a
result, the Company had net cash used in investing activities of $29,090 for the year ended October 31, 1996.

For the year ended October 31, 1997, the Company made payments to related
parties of $515..   The Company issued common stock for cash of $170,000 and
acquired treasury stock valued at $71,496.   As a result, the Company had net
cash provided by financing activities of $97,989.

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

Results  of  Operations.

The Company had net operating income of $338,622 for the year ended October
31, 1997.     General and administrative  expenses  for  the  year ended
October 31, 1997 were $316,277 and related party general and administrative expenses of $19,046. These consisted principally of officer's salaries of $99,627, rent of $18,324, telephone of $20,390 and other general
and  administrative expenses of $177,936.     The Company had a decrease in
accounts receivable of $7,004.    Deferred revenue increased $23,767 from the
sale of its newsletter subscriptions and prepaid consulting revenue. The
Company
acquired common stock and options as non-cash consideration valued at $270,000
as partial payment of its consulting services.   The Company realized gain on
the sale of securities of $4,685 and had amortization and depreciation  of
$4,628 and $638 for the year ended October  31, 1997.   The Company had an
increase in prepaid expenses and accounts payable of $43,082.    Net cash
provided by operations for the year ended October 31, 1997 was $143,166.

The  Company  had  net operating income of $236,896 for the year ended October
31,  1996.     General and administrative expenses for the year ended
October 31, 1996 were $186,375 and consisted principally of officer's salaries of $92,750, rent of $18,312, telephone of $13,556 and miscellaneous general
and  administrative expenses of $61,757.     The Company had an increase in
accounts receivable of $27,470  due  to  increased  operations.    Deferred
revenue increased $228,302 from the sale of its newsletter subscriptions and prepaid consulting revenue. The Company acquired common stock and options as non-cash consideration valued at $330,000 as partial payment of its consulting
services.   The Company realized gain on the sale of securities of $27,440 and had  amortization and depreciation of $638 and $2,711 for the year ended
October  31, 1996.   The Company had an increase in prepaid expenses of $2,390
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

                                 PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Identification of Directors and Executive Officers of the Company. The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:


Name          Position          Term(s)  of  Office



Alan Woinski, age 33     President                   Inception to
                         and Director                present

Kim Santangelo-Woinski,  Vice President, Secretary,  Inception to
   age 34                Treasurer and Director      present

Louis Dachis, age 28     Director                    Inception to present

Bruce Merrin, age 52       Vice President              August 1, 1997 to present

Pat Cruzen, age 50        Director                        1997 to present

Jean Regan, age 40       Director                        1997 to present


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

Kim  Santangelo-Woinski  -    Mrs.  Woinski  is  currently  Vice  President,
Secretary/Treasurer and a Director of the Company. Mrs. Woinski was Vice President of Lucky Management Corp., an investment advisory firm which also held interests in other businesses including printing, real estate, etc. from December 1992 to August 1995. Mrs. Woinski was vice president in charge of all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc. From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to the President of Tee Dee's, Inc., a women's clothing store. Mrs. Woinski's duties included office management and personnel supervision. From 1990 to 1992, Mrs. Woinski was beverage manager of Waypointe, Inc., and served as beverage manager of Treadway Inn Hotel from 1989 to 1991. Her duties as beverage manager included hiring staff, inventory and overseeing and filing reports for the parent company.

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

Bruce Merrin.   Mr. Merrin is currently an officer of the Company.   Mr. Merrin
founded a public relations firm, Bruce Merrin Public Relations and Celebrity
Speakers & Entertainment in 1974.   For the past twenty four years, Mr. Merrin's
firm has represented a myriad of entertainment, hotel & resort, business and
sports and literary clients.   Mr. Merrin obtained a Fine Arts Degree in Theater
Arts/Motion Pictures from UCLA in 1970.

Pat Cruzen - Mr. Cruzen is presently President of Cruzen & Associates, a casino consulting and marketing firm. Prior to this Mr. Cruzen was President and Chief Operating Officer of Grand Casinos. Prior to this he
was head of marketing for MGM Grand Hotel and Casino.   He has also held
various upper level position with other casino companies in Nevada. Mr. Cruzen earned a B.S. in Accounting and is a Certified Public Accountant. He is 50 years old.

Jean Regan - Ms. Regan is presently Executive Vice-President with New Horizon Kids Quest, a provider of day care facilities to casino companies. She is also a vice-president with Cruzen & Associates. Prior to this she was an executive recruiter for top level executives for the gaming industry with HVS Executive Search. Prior to this she was in the marketing and promotions department of the Trump Organization. She is 39 years old.

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

ITEM  10.    EXECUTIVE  COMPENSATION   During  fiscal 1997, and as of the date
of filing  this  report,  only cash compensation has been  paid.   Mr. Woinksi
was paid $65,550 as an officer of the Company., Kim Santangelo-Woinski was paid $26,000 as an officer of the
Company.    and Bruce Merrin was paid $18,076 as an officer of Gaming Venture
Corp. and President of Gaming Venture's West. Bruce was also paid a $20,000 compensation signing bonus on August 1, 1997. There been not been any compensation arrangements or plans, other than what has been indicated below.

The  Company  has  not entered into Employment Agreements with any of its
officers except for Bruce Merrin.   Pursuant to his employment agreement
effective August 1, 1997, Mr. Merrin shall receive a salary of $30,000.   Mr.
Merrin shall receive a total of 15,000 Common Shares of the Company over the
next three quarters ended July 31, 1998.   The agreement has a term of one year.
Pursuant to the Agreement Mr. Merrin agreed that, during the period of his contract and for a further period of Two (2) years after leaving the employ of the Company, he will not, directly or indirectly, engage in the production, manufacture, or distribution of any products similar to or competitive with, those manufactured or sold by the Company, either for his own benefit or for the benefit of any other person, firm or Company whatsoever other than the Company.
Additionally, during the Employment Term and for a period of Two (2) years thereafter, Mr. Merrin shall not (a)(i) compete with Company in defined Territory in the conduct of its business or in the conduct of any other business carried on by Company or (ii) engage or participate, directly or indirectly, in any business or businesses substantially similar to the business as conducted by Company as at the time of this agreement or as may thereafter be conducted by Company at any time during the Employment Term (b) solicit or cause to be solicited within or without the Territory any customers of Company or (c) recruit or cause any other person to recruit any employee of Company to any of said business or businesses.

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

The following options and warrants are currently issued to officers and directors of the Company.

Alan Woinski         10,000 options to purchase Common Shares at $.01.
                      Expiration date is June, 1998

                     15,000 options to purchase Common Shares at $1.50
                      Expiration date is July, 1999

                      5,000 options to purchase Common Shares at $4.50 Expiration date is January 7, 2000

Kim Woinski          10,000 options to purchase Common Shares at $.01.
                     Expiration date is June, 1998

                     15,000 options to purchase Common Shares at $1.50 Expiration date is July, 1999

                      5,000 options to purchase Common Shares at $4.50
                     Expiration date is January 7, 2000

Louis Dachis         10,000 options to purchase Common Shares at $.01
                     Expiration date is June, 1998

                     15,000 options to purchase Common Shares at $1.50 Expiration date is July, 1999

                      5,000 options to purchase Common Shares at $4.50
                     Expiration date is January 7, 2000


Bruce Merrin         10,000 options to purchase Common Shares at $2.50
                     Expiration date is June 3, 2000

Pat Cruzen           10,000 options to purchase Common Shares at $4.50
                     Expiration date is January 7, 2000

Jean Regan           10,000 options to purchase Common Shares at $4.50
                     Expiration date is January 7, 2000


Louis Dachis         667 "A" Warrants, exercisable into Common Shares at
                     $4.00 per Common Share
                     Expiration date is June 1999

                     667 "B" Warrants, exercisable into Common Shares at $6.00 per Common Share
                     Expiration date is June 1999

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

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

There are currently 1,608,734  Common  Shares  outstanding.   The following
tabulates holdings of shares of the Corporation by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Corporation individually and as a group.
                         Shareholdings  at  Date  of
                            This  Memorandum

                                                Amount
Name  and  Address  of                    of  Common  Shares
 Beneficial  Owner                         Currently  Owned          Percent

Alan Woinski                                 714,000(1)(2)(3)        45.19%
177 Main Street
Suite 312
Fort Lee, NJ 07024




Lucky Management Corp.                       714,000(1)(2)(3)        44.16%
177 Main Street
Suite 374
Fort Lee, NJ 07024

Kim Santangelo-Woinski                       714,000(1)(2)(3)        44.16%
177 Main Street
Suite 312
Fort Lee, NJ 07024

Louis Dachis                                   5,000                   .31%
13705 1st Avenue North
Minneapolis, MN 55441

Pat Cruzen                                         0                     0%
6310 Maple Ridge Drive
Victoria, MN 55331

Bruce Merrin                                    0                   0%
3885 So. Decatur Boulevard
Suite 3001
Las Vegas, NV 89103

Jean Regan                                         0                     0%
140 Carlson Parkway
Minnetonka, MN 55305

All Directors & Officers
as a group (3 persons)                       719,000                 44.47%

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

There are currently 64,333  Class  A  Warrants outstanding.   The following
tabulates holdings of Class A Warrants of the Company by each person who, subject to the above, at the date of this Prospectus, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

Name                            Total Number of               Percentage
                                Class A Warrants                Owned

Alan Woinski(1)                          0                          0%
Kim Santangelo-Woinski(1)                0                          0%
Lucky Management Corp.(1)                0                          0%
Louis Dachis                           667                      .0104%
Pat Cruzen                      0                      0%
Jean Regan                   0                       0%
Bruce Merrin               0                       0%
All Officers and Directors -3          667                      .0104%

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


Name                         Total Number of                   Percentage
                             Class B Warrants                    Owned

Alan Woinski(1)                       0                              0%
Kim Santangelo-Woinski(1)             0                              0%
Louis Dachis                        667                          .0071%
Lucky Management Corp.(1)             0                              0%
Pat Cruzen                      0                      0%
Jean Regan                   0                       0%
Bruce Merrin               0                       0%

All Officers and Directors -        667                          .0071%

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

ITEM  13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
     (A)    FINANCIAL  STATEMENTS  AND  SCHEDULES
     The following financial statements and schedules are filed as part of this report:
  Report  of  Independent  Public  Auditors............................ 17
  Consolidated Balance Sheets.......................................... 18
  Consolidated  Statement  of Operations............................... 19
  Consolidated Statement of Stockholder's Equity....................... 20
  Statement  of  Cash  Flows........................................... 21
  Notes  to  Financial  Statements..................................... 22
Schedules  Omitted:    All  schedules  other  than  those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List  of  Exhibits
The  following  of  exhibits  are  filed  with  this  report:

(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to Form S-1, file number 33-98184- to be filed by amendment
(10.1) Consulting Agreement with Europa Cruises incorporated by reference to Form  S-1,  file  number  33-98184
(10.2) Consulting Agreement with Game Financial Corp. to be filed by
       Amendment
(10.3) Consulting Agreement with Players Network incorporated by reference to Form  S-1,  file  number  33-98184
(10.4) Consulting Agreement with Casinovations Incorporated February 1, 1997. (10.5) Consulting Agreement Extension with Players Network dated April 1, 1997.
(10.6) Consulting Agreement Extension with Casinovations, Inc.
(10.7) collateral Loan for Casinovations, Inc. July 10, 1997
(10.8) Promissory Note with Royal Casino Group dated July 9, 1997.
(10.9) Agreement with Hotels Magazine, Hotel Consulting Services, Inc. and the
       Company dated September 4, 1997.
(10.10)Letter of Intent to Acquire Casino Journal Publishing Group dated October 6, 1997.
(10.11)Employment Agreement with Bruce Merrin
(99)   Consulting  Agreement  with Pratt, Wylce & Lords, Ltd.
       incorporated  by  reference  to  Form  S-1,  file  number  33-98184


REPORTS FILED ON FORM 8-K.     The Company filed no reports on Form 8-K during
the  fourth  quarter  of  the  Company's  fiscal  year ended October 31, 1997.

                     REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Gaming Venture Corp., U.S.A. and Subsidiary


We have audited the accompanying consolidated balance sheet of Gaming Venture Corp., U.S.A. and Subsidiary as of October 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaming Venture Corp., U.S.A. and Subsidiary as of October 31, 1997, and the results of its operations, and its cash flows for the years ended October 31, 1997 and 1996 in conformity with generally accepted accounting principles.







                                        James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants

Englewood, Colorado
December 11, 1997

 Gaming Venture Corp., USA and Subsidiary
        Consolidated Balance Sheet
             October 31, 1997

                  ASSETS
Current assets:
  Cash                                     $  845,785
  Cash-restricted                             202,572
  Accounts receivable                          25,295
  Prepaid expenses                              2,281
      Total current assets                  1,075,933

Available for sale securities                  38,625

Property and equipment, at cost, net of
  accumulated depreciation of $8,134           20,463

Organization costs, at cost, net of
  accumulated amortization of $1,596            1,595

Investments                                   616,938
                                           $1,753,554
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $12,151
  Income taxes payable                         33,587
  Deferred revenue                            268,466
      Total current liabilities               314,204



Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  1,608,734 shares issued and outstanding       1,609
 Paid in capital                            1,374,489
 Unrealized holding loss on securities        (24,127)
 Retained Earnings                             87,379
                                            1,439,350
                                           $1,753,554

See accompanying notes to financial statements.


       Gaming Venture Corp., USA and Subsidiary
         Consolidated Statements of Operations
    For the Years Ended October 31, 1997 and 1996


                                                           1997           1996
Revenues                                               $   657,910   $    356,527

Costs and expenses:
General and administrative                                 316,277        168,063
General and administrative-related party                    19,046         18,312
                                                           335,323        186,375

Income (loss) from operations                              322,587        170,152

Other income :
 Gain on sale of marketable securities                       4,685         27,440
 Interest income                                            44,937         39,304
                                                            49,622         66,744

Income (loss) before income taxes                          372,209        236,896

Provision for income taxes                                  33,587

Net income                                            $    338,622    $   236,896

Per share information:
 Net income                                                  $0.21          $0.15

 Weighted average shares outstanding                     1,604,903      1,591,834





   See accompanying notes to financial statements.

  Gaming Venture Corp., USA and Subsidiary
 Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended October 31, 1997 and 1996

                                                                                        Unrealized        Retained
                                      Common Stock                       Paid in          Holding         Earnings
                                       Shares           Amount           Capital           Loss           (Deficit)
Total
Balance, October 31, 1995               1,591,834  $     1,592      $  1,276,002     $                $
(488,139    $   789,455
Unrealized holding loss                                                                  (13,502)
(13,502)
Net income for the year                                                                                    236,896
236,896
Balance, October 31, 1996               1,591,834        1,592         1,276,002         (13,502)
(251,243)     1,012,849

Exercise of common stock "B" warrants       5,000            5            29,995
30,000
Exercise of common stock "A" warrants      35,000           35           139,965
140,000
Common stock reacquired and retired       (23,100)         (23)          (71,473)
(71,496)
Unrealized holding loss                                                                  (10,625)
(10,625)
Net income for the year                                                                                    338,622
338,622
Balance, October 31, 1997               1,608,734  $     1,609      $  1,374,489  $      (24,127)
$    87,379     $1,439,350






        See accompanying notes to financial statements.

        Gaming Venture Corp., USA and Subsidiary
          Consolidated Statement of Cash Flows
      For the Years Ended October 31, 1997 and 1996

                                                                       1997            1996
Net income                                                        $    338,622    $    236,896

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                          4,629           2,711
   Amortization                                                            638             638
   Gain on sale of securities                                           (4,685)        (27,440)
   Common stock and options (acquired) issued
     for consulting services                                          (270,000)       (330,000)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           7,004         (27,470)
    (Increase) decrease in prepaid expenses                                109          (2,390)
    Increase (decrease) in income taxes payable                         33,587
    Increase (decrease) in deferred revenue                             23,767         228,302
    Increase (decrease) in accounts payable and
        accrued expenses                                                 9,495             422
       Total adjustments                                              (195,456)       (155,227)
  Net cash provided by (used in) operating activities                  143,166          81,669

Cash flows from investing activities:
  (Increase decrease in restricted cash                               (202,572)
  (Increase) decrease in note receivable                                18,000         (18,000)
   Proceeds from sale of securities                                     16,185          54,129
   Common stock reacquired and canceled                               (71,496)
   Acquisition of securities                                           (28,438)        (56,941)
   Acquisition of property and equipment                               (10,901)         (8,278)
  Net cash provided by (used in) investing activities                 (279,222)        (29,090)

Cash flows from financing activities:
   Proceeds from (payments to) related parties                            (515)
   Common stock issued for cash                                        170,000
  Net cash provided by (used in)  financing activities                 169,485

Increase (decrease) in cash                                             33,429          52,579
Cash and cash equivalents,
 beginning of period                                                   812,356         759,777
Cash and cash equivalents,
 end of period                                                    $    845,785    $    812,356

Supplemental cash flow information:
   Cash paid for interest                                         $               $
   Cash paid for income taxes                                     $        200    $        200


    See accompanying notes to financial statements.

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997

Note 1. ORGANIZATION

The Company was incorporated on June 1, 1995, in the State of Nevada The operations and objectives of the Company are to provide daily hotline information and a weekly newsletter regarding the gaming industry and the lodging industry. The Company also provides consulting services and in 1997 started a new division providing booking agent services for celebrity speakers
 . The Company has chosen October 31, as a year end.


        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Gaming Venture West, Inc. ("West"). All significant intercompany transactions have been eliminated. West was incorporated in the state of Nevada during the year ended October 31, 1997. All of the outstanding shares of West were acquired by the Company at inception, and West currently operates the Company's booking agent service.

Use of Estimates:
Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that management uses. Management believes that the estimates used are reasonable.

Revenue recognition:

The Company recognizes revenue from its services as follows:

   Consulting fees - upon the completion of its services
   Hotline - upon usage by the customer
   Newsletter - prorated over the life of the subscription
   Booking agent fees- upon booking

Fixed assets:

The Company depreciates its office equipment utilizing the straight line method over a period of five years. Depreciation charged to operations was $4,629 and $2,711 for the years ended October 31, 1997 and 1996, respectively.

Net income (loss) per share:

The net income (loss) per share is computed by dividing the net income(loss) for the year by the weighted average number of common shares outstanding for the year. Common stock equivalents are excluded from the computation in loss years as their effect would be anti-dilutive.

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997
(Continued)

Organization costs:

The Company amortizes its organization costs over a period of 5 years using the straight line method. Amortization charged to operations was $638 for the years ended October 31 1997 and 1996, respectively.

Cash and cash equivalents:

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months


Financial Instruments:
The Company's short term financial instruments consist of cash and cash equivalents, accounts receivable/payable and notes payable. The carrying amounts of such financial instruments approximate fair value because of the short term maturities of these instruments.

Advertising Costs:
The Company's policy is to expense advertising costs as the advertisement is shown. Advertising and promotion costs of $18,004 and $4,562 were charged to operations during the years ended October 31, 1997 and 1996, respectively. Included as an asset on the balance sheet were $2,036 and $950 of prepaid advertising costs at October 31, 1997 and 1996, respectively.

 Long-Lived Assets:
In accordance with Statement of Financial Accounting Standards No. 121
("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

Recent Pronouncement:
 In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted FAS 125 in 1997. However, adoption of FAS 125 does not have a material effect on the Company's financial position or operating results.

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997
(Continued)

Note 2. AVAILABLE FOR SALE SECURITIES:

The Company's securities that were bought and held principally for the purpose of selling them in the near term are classified as trading securities at October 31, 1995. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings. Effective November 1, 1995 these securities have been classified as available for sale securities, recorded at fair value as a non-current asset, with the change in fair value during the period included as a separate component of stockholders' equity

At October 31, 1997 the Company held equity securities with a fair value of $38,625 and a cost of $60,252. The unrealized holding loss was $10,625 and $13,502 for the years ended October 31, 1997 and 1996, respectively and has been shown as a separate component of stockholders' equity each year. The Company had sales proceeds from available for sale securities of $16,185 and $54,129 during the years ended October 31, 1997 and 1996, respectively. Cost is determined by the specific identification method for computing realized gains or losses on securities.

Note 3. INVESTMENTS:

The Company is holding shares of common stock in the following privately held companies as of October 31, 1997:

Corporation     Number of Shares Held      Fair Value

Casinovations       200,000                $300,000

Players Network     200,000                $300,000

The shares were acquired in exchange for consulting services provided by the Company to Casinovations and Players Network during the years ended October 31, 1997 and 1996, respectively and for services to be rendered during the year ending October 31, 1998. The Company had $202,500 of deferred income included on the balance sheet at October 31, 1997 with respect to these future consulting services.

The fair value of these shares of stock has been determined based upon the per share price of private placement sales of these securities during 1997 and 1996. Periodic adjustments to the initial fair value are made when deemed appropriate by management based upon intervening events or circumstances that would have a material effect on the Company's ability to liquidate the securities. Such intervening events and circumstances would include among others material changes in the investee's financial position and results of operations, doubts about the investee's ability to continue as a going concern, a petition in bankruptcy, the discovery of a material legal or environmental claim, more recent sales of non-trading securities or the abandonment of plans to complete a registration of the securities for public sale. As of October 31, 1997, the Company has determined that the investee companies are continuing with their efforts to establish a public markets for their securities.

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997
(Continued)

In addition, the Company is carrying a long-term investment of 2,500 and 7,000 shares of two publicly traded companies with an aggregate carrying value of $16,938 (cost approximates market). The shares were acquired in exchange for consulting services provided by the Company to these two companies during the year ended October 31, 1997 and for services to be rendered during the year ending October 31, 1998. The Company had $15,688 of deferred income included on the balance sheet at October 31, 1997 with respect to these future consulting services.

Note 4. COMMON STOCK:

During June, 1995, the Company authorized a distribution to shareholders of 100,000 each of A, and B stock purchase warrants exercisable as follows:

    $ 4.00 plus one A warrant for each share of common stock
    $ 6.00 plus one B warrant for each share of common stock

The warrants were exercisable for a period of 24 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant. The warrants were subsequently extended for an additional 24 months through June, 1999.

During the year ended October 31, 1997 the shareholders exercised 35,000 "A" warrants for $140,000 and 5,000 "B" warrants for $30,000.

During June, 1995 the Company approved a Stock Option Plan. Eligible to participate in the plan are employees, officers and directors. The plan will administered by the Company's Board of Directors. The Company has reserved 750,000 shares of $.001 par value common stock for the plan. The option price shall not be less than 85% of the fair market value of the stock on the date the option is granted and shall be for a term of not more than 10 years.

During the year ended October 31, 1995 the Company granted 30,000 options to its directors at an exercise price of $.01 per share for a period of 3 years. Compensation expense was recorded for the difference between the exercise price of the options and the fair value of the common stock of $1.50 per share ($44,700). None of the options had been exercised through October 31, 1997.

During October, 1995 the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register 100,000 Class A warrants, 100,000 Class B warrants, and 1,196,834 shares of common stock (including the 200,000 common shares underlying the A and B warrants). The registration became effective during July, 1996.

Note 5. INCOME TAXES:

The Company provides for income taxes pursuant to Financial Accounting Standards Board Statement No. 109 Accounting for Income Taxes. No provision for income taxes has been provided for during the year ended October 31, 1996 because of the operating loss for the period. At October 31, 1996 the Company had approximately a $250,000 net operating loss carryforward which was completely utilized during the year ended October 31, 1997.

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997
(Continued)

The current provision for income taxes consist of the following at October 31, 1997:

                          Federal              $   30,587

                          State                     3,000

                                                $  33,587

The income tax basis of assets and liabilities is the same as the book basis at October 31, 1997 and as such no provision for deferred income taxes is necessary.

The difference between the federal statutory tax rate and the effective tax rate is reconciled as follows for the years ended October 31, 1997 and 1996, respectively:

                                          1997                       1996

Income tax provision at statutory rate   145,162    39%      $   75,290   32%
   Utilization of net operating loss
    carryforward                        (111,575)  (30)         (75,290)  (32)
    Income tax provision at
    effective tax rate                $   33,587     9%      $        -     -%

Note 6. RELATED PARTY TRANSACTIONS:

During November, 1995 the Company entered into a lease for its office facilities with a related party expiring during November, 2000. The rent pursuant to the lease approximates fair market. Minimum annual rent payments due under the lease are as follows:

            Year ended October 31, 1998: $18,000
                                   1999: $18,000
                                   2000: $18,000

Rent expense charged to operations was $18,324 and $18,312 for the years ended October 31, 1997 and 1996, respectively

Note 7. BUSINESS SEGMENTS:

The Company currently provides services in four industry segments consisting of newsletter subscription sales, hotline services, providing consulting services and booking agent services for celebrity speakers. The following is a summary of segment information for the years ended October 31, 1997 and 1996, respectively:

                                                  1997            1996
Sales to unaffiliated customers:
         Subscription sales               $     115,000     $    91,770
         Consulting fees                        530,490         259,422
         Hotline income                           2,870           5,335
         Booking agent services                   9,550               -
                                          $     657,910     $   356,527

Gaming Venture Corp., U.S.A. and Subsidiary
Notes to Financial Statements
October 31, 1997
(Continued)

Income from operations:
         Subscription sales       $     115,000      $   91,770
         Consulting fees                530,490         259,422
         Hotline income                   2,870           5,335
         Booking agent services           9,550               -
         Other income                    49,622          66,744
         General corporate expenses    (335,323)       (186,375)
                                  $     372,209        $236,896

                                         1997              1996

Identifiable assets:
         General corporate          $ 1,753,554    $1,260,719
Capital expenditures:
         General corporate          $    10,901    $    8,278
Depreciation:
         General corporate          $     4,629    $    2,711
Amortization:
         General corporate          $       638    $      638

Income from operations represents the net sales from each segment, and excludes general corporate expenses and other income of a general corporate nature. General corporate assets consist principally of cash and securities.

During the year ended October 31, 1997 consulting fees received from Players Network and Casinovations amounted to $90,000 and $112,500, respectively. These fees represented 14.2% and 17.8% of total revenue, respectively..

During the year ended October 31, 1996 consulting fees received from Players Network and Casinovations amounted to $90,000 and $37,500, respectively. These fees represented 25.2% and 10.5% of total revenue, respectively..

Note 8. CONCENTRATION OF CREDIT RISK AND RESTRICTED CASH:

The Company had $736,965 bearing interest at 5.25% per annum at October 31, 1997 on deposit in a money market fund at a single broker. The amount of SIPC insurance on this fund is limited to $100,000.

In addition, the Company maintained a short-term certificate of deposit (maturing on February 1, 1998) with a balance including interest of approximately $203,000 at one bank, which is in excess of the FDIC insurance coverage of $100,000. The certificate of deposit has been pledged as collateral for a loan to Casinovations (see Note 3) made by the bank for $200,000. Casinovations has agreed to pay the Company a fee of 8.5% of the original principal amount of the certificate of deposit ($200,000) when the loan is repaid. If the loan is not repaid by the maturity date, one half of the $17,000 fee will become due and the Company will have the option of renewing the certificate of deposit with the same 8.5% fee arrangement or converting the principal balance of the loan into Casinovations common stock with registration rights. If Casinovations defaults on the bank loan, they have agreed to repay the Company the amount of the certificate of deposit in either Casinovations common stock with registration rights or through a agreed upon payment plan.

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: January 27, 1998
                                GAMING  VENTURE  CORP.,  U.S.A.

                                /s/ Alan Woinski
                                --------------------------------
                                By:  Alan  Woinski,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Woinski                                               1/27/98
----------------------    Chief  Executive  Officer,          ----------
Alan  Woinski             Chief  Operating  Officer
                             and  Director


/s/ Kim Santangelo-Woinski                                     1/27/98
----------------------   Chief  Financial  Officer/Controller ----------
Kim  Santangelo-Woinski            and  Director


/s/ Louis Dachis                                               1/27/98
----------------------             Director                   ----------
Louis  Dachis