Form 10KSB/A
period 1997-10-31
GAMING VENTURE CORP USA
filed 1998-02-18
CIK 1002455

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

The number of shares outstanding of registrant's only class of common stock, as of October 31, 1997 was 1,608,734 and at December 31, 1997 was 1,616,734
shares of its $.001 par value common stock. No documents are incorporated into the text by reference. Transitional Small Business Disclosure Format
(check  one):  Yes                No     x
                                     ---------         ---------
                     Exhibit Index is located on Page 16.

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

Mr. Woinski is the only principal who has experience in preparing published reports relating to the gaming industry (since March, 1993).

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



Alan Woinski, age 33     President                   Inception to
                         and Director                present

Kim Santangelo-Woinski,  Vice President, Secretary,  Inception to
   age 34                Treasurer and Director      present

Louis Dachis, age 28     Director                    Inception to present

Bruce Merrin, age 52     Vice President              August 1, 1997 to present

Pat Cruzen, age 50       Director                    October, 1997 to present

Jean Regan, age 40       Director                    October, 1997 to present


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

(b)    List  of  Exhibits
The  following  of  exhibits  are  filed  with  this  report:

(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to Form S-1, file number 33-98184- to be filed by amendment
(10.1) Consulting Agreement with Europa Cruises incorporated by reference to Form  S-1,  file  number  33-98184
(10.2) Consulting Agreement with Game Financial Corp. to be filed by
       Amendment
(10.3) Consulting Agreement with Players Network incorporated by reference to Form  S-1,  file  number  33-98184
(10.4) Consulting Agreement with Casinovations Incorporated February 1, 1997 incorporated by reference to Form 10KSB for the year ended 10/31/96.. (10.5) Consulting Agreement Extension with Players Network dated April 1,
       1997.
(10.6) Consulting Agreement Extension with Casinovations, Inc.
(10.7) Collateral Loan for Casinovations, Inc. July 10, 1997
(10.8) Promissory Note with Royal Casino Group dated July 9, 1997.
(10.9) Agreement with Hotels Magazine, Hotel Consulting Services, Inc. and the
       Company dated September 4, 1997.
(10.10)Letter of Intent to Acquire Casino Journal Publishing Group dated
       October 6, 1997.
(10.11)Employment Agreement with Bruce Merrin
(99)   Consulting  Agreement  with Pratt, Wylce & Lords, Ltd.
       incorporated  by  reference  to  Form  S-1,  file  number  33-98184


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

/s/ Alan Woinski                                               1/27/98
- ----------------------    Chief  Executive  Officer,          ----------
Alan  Woinski             Chief  Operating  Officer
                             and  Director


/s/ Kim Santangelo-Woinski                                     1/27/98
- ----------------------   Chief  Financial  Officer/Controller ----------
Kim  Santangelo-Woinski            and  Director


/s/ Louis Dachis                                               1/27/98
- ----------------------             Director                   ----------
Louis  Dachis