Form 10QSB
period 1998-01-31
GAMING VENTURE CORP USA
filed 1998-03-17
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended January 31, 1998

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

                1,616,834 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

                         GAMING VENTURE CORP., U.S.A.
                                 COMPARATIVE BALANCE SHEET
                                 JANUARY 31
                                  (UNAUDITED)
                                                        1998                1997
Assets
Current Assets
Cash and Cash Equivalents                              $1,025,428         $ 1,012,684
Accounts Receivable                                        45.096              35,813
Prepaid Advertising Expense                                12,836               3,388
Trading Securities                                         38,902              38,875
                                                       ----------         -----------
Total Current Assets                                   $1,122,262          $1,090,760

Fixed Assets
Furniture & Equipment                                      28,734              18,369
Less:   Accumulated Depreciation            	               9,534               4,390
                                                       ----------          ----------

Fixed Assets - Net                                         19,200              13,979

Other Assets
Organization Costs   net of amortization                    1,436               2,073
Other Investments                                         613,875             330,000
                                                       ----------          ----------

Total Other Assets                                        615,311             332,073

Total Assets                                           $1,756,733          $1,436,812
                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Taxes Payable                                             $21,606             $     -
Accounts Payable                                           13,314               2,474
DUE TO AFFILIATES                                               -                   -
Deferred Revenue                                          201,607             180,887
                                                        ---------            --------

Total Current Liabilities                                $236,527            $183,361

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares            1,609               1,592
  authorized, 1,591,834 AND 1,631,834 shares issued
& outstanding
Paid in Capital                                         1,388,489           1,446,002
Unrealized (Loss) on Investments                          (26,310)                  -
Retained Earnings                                         156,464                   -
Accumulated Deficit                                             -            (194,143)
                                                      -----------         -----------

Total Stockholders' Equity                              1,520,246           1,253,451
                                                      -----------         -----------

Total Liabilities and Stockholders' Equity             $1,756,773          $1,436,812
                                                       ==========          ==========

See the accompanying notes to the financial statements

                   GAMING VENTURE CORP., U.S.A.
                     COMPARATIVE STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31,
                                  (UNAUDITED)

                                                                    1998              1997

Revenue                                                             $192,458       $134,922

Costs and expenses:

General and administrative                                           121,041         63,827
                                                                    --------        -------

Net Income from operations                                            71,417         71,095

Other income:
Interest Income                                                       14,318          9,883
                                                                    --------        -------

Net income before taxes                                              $85,735        $80,978

Provision for income taxes                                            16,650              0
                                                                    --------        -------

Net income                                                           $69,085          80,978

Per share information:

Weighted average number of common
   shares outstanding                                              1,612,903       1,599,911
                                                                   ---------       ---------

Net income per share                                              $    0.04        $    0.05
                                                                  ---------        ---------

See the accompanying notes to the financial statements

                               GAMING VENTURE CORP., U.S.A.
                                  STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED JANUARY 31
                                         (UNAUDITED)

                                                                1998            1997

Cash flows from operating activities:
Net Income                                                     $69,085         $80,978
Depreciation and Amortization                                    1,560           1,045
Gain on Sale of securities                                        (467               -
Common Stock issued for consulting services                     14,000               -
Increase in Accounts Receivable                                (19,801)         (3,514)
Increase in Prepaid Expenses                                   (10,555)           (998)
Decrease in Accounts Payable                                     1,163            (645)
Other                                                          (68,859)            (53)
Increase in Deferred Revenue                                   (11,981)        (63,812)
                                                               -------          ------
Net cash provided by (used in) operations                     $ 25,855        $ 13,001

Cash flows from investing activities:
Proceeds from sale of securities                                 3,063
(Increase in Fixed Assets                                         (137)              -
(Increase) in restricted cash                                   (3,061)              -
Decrease in note receivable                                          -          18,000
                                                              --------        --------
Net cash provided by (used in)
    investing activities                                       $  (135)       $ 18,000

Cash flows from financing activities:
  Common Stock issued for cash                                 $     -        $170,000
                                                               --------       --------

Net increase in cash                                         $ (25,900)       $200,328

Cash beginning of period                                       845,785         812,356
                                                             ---------       ---------

Cash end of period                                           $ 819,795       1,012,684
                                                             ---------       ---------

See the accompanying notes to the financial statements.

                          GAMING VENTURE CORP., U.S.A.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               JANUARY 31, 1998

Note.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for
interim financial information and Article 10 of Regulation S-X.   They do
not include all of the information and footnotes required by generally
accepted accounting principles for complete financial statements.   In the
opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been
included.   The results of operations for the periods presented are not
necessarily indicative of the results to be expected for the full year.   The
accompanying financial statements should be read in conjunction with the Company's audited financial statements for the twelve months ended October 31, 1997 included in Company's Form 10-KSB.

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

At January 31, 1998, the Company held equity securities with a fair value of $38,902 and a cost of $60,252. The unrealized holding loss for the period is shown as a separate component of stockholders equity. The Company had sales proceeds of $0 from trading securities during the period ended January 31, 1997.

Note 4.   INCOME TAXES

The Company provides for income taxes pursuant to Financial Accounting
Standards Board Statement No. 109 "Accounting for Income Taxes".   A
provision for income taxes of $16,650 has been provided for the period. The Company is unable to predict future taxable income that would enable it to utilize any deferred tax asset and therefore the deferred tax asset of approximately $160,000 has been fully reserved.

Note 5.   CONCENTRATION OF CREDIT RISK

The Company currently has $746,788.96 on deposit in a money market fund at a singe broker. The amount of SIPC insurance on this fund is limited to $100,000.

                         GAMING VENTURE CORP., U.S.A.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends  and  Uncertainties.   nasmuch as a major portion of the Company's
activities is the development and operation of a daily 900 number hotline information service, the Daily Lodging Newsletter, a daily and a weekly newsletter regarding the gaming industry and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

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

During the three months ended January 31, 1998 consulting fees were earned from Casinovations ($37,500), Players Network ($30,000) Europa Cruises ($7,780), Game Financial Corp. ($2,000), Royal Casino Group, Inc. ($7,500), Vodavi Technology ($6,000), American Wagering, Inc. ($15,060) and New Horizon Kids Quest ($6,600). Consulting fees also included Casino Resource Corp. ($15,000), Nevada Gold & Casinos, Inc. ($600) and Chancellor Corp. ($10,500). There can be no certainty that this limited number of consulting service customers will continue to utilize the Company's services or that the Company can replace or add to these consulting customers.

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

For the three month period ended January 31, 1998, the Company purchased $137 worth of equipment, had an increase in restricted cash of $3,061 and received proceeds from the sale of securities of $3,063. As a result, the Company had cash flow used in investing activities of $(135).

For the year ended October 31, 1997, the Company made payments to related parties of $515.. The Company issued common stock for cash of $170,000 and
acquired treasury stock valued at $71,496.   As a result, the Company had net
cash provided by financing activities of $97,989.

For the three month period ended January 31, 1998, the Company had no financing activities.

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

The Company had net income of $80,978 for the three months ended January 31,
1998.    General and administrative expenses for the three months ended
January 31, 1998 were $121,041 and consisted principally of officer's salaries of $52,300, rent and utilities of $5,794, telephone of $5,209, printing and advertising of $7,447, professional fees of $26,600 and miscellaneous general
and administrative expenses of $23,691.   The Company had an increase in
accounts receivable of $19,801 due to increased operations.   Deferred revenue
decreased $68,859 and taxes payable decreased $11,981.   Net cash provided by
operations for the three months ended January 31, 1998 was $25,855.

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

On January 26, 1998, the Company filed a report on Form 8-K regarding Item 2.
Acquisition or Disposition of Assets.     On January 13, 1998, the Company
agreed to issue 3,000,000 shares of its common stock, par value $001 in exchange for all of the outstanding Common stock of Casino Journal Publishing
Group.    Current exchanging shareholders of Casino Journal Publishing Group shall be issued an additional amount of common shares (up to 1,500,000 shares) upon reaching revenues of $8 million in 1998 and $9 million in 1999. Additionally, the Company shall grant the exchanging shareholders options to purchase 380,000 shares of its common stock at an exercise price of $2.40 per share.







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  March 16, 1998                       /s/ Alan Woinski
                                           ----------------------------
                                            Alan Woinski, President