Form 10QSB
period 1998-06-30
GAMING VENTURE CORP USA
filed 1998-08-07
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                             ----------    ----------

                 Commission file number - 33-98184

                     CASINO JOURNAL PUBLISHING GROUP, INC.
                    (Formerly GAMING VENTURE CORP., U.S.A.)
         Exact name of Registrant as specified in its charter)

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

                4,718.734 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Casino Journal Publishing Group, Inc.



PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

_               CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET



                                             ASSETS

                                                               June 30,             December 31,
                                                                 1998                    1997	___
                                                              (Unaudited)
Current assets
  Cash and cash equivalents                                  $1,153,193_                $334,355__
  Accounts receivable                                           920,644_                 837,176__
  Investment in marketable securities                            56,443_                  26,567__
  Inventories                                                    30,291_                  33,525__
  Loans receivable, employees                                     3,339_                   6,661__
  Prepaid expenses                                              415,831_                   5,711_____
                                                             -----------                ---------
Total current assets                                          2,579,741_               1,243,995______

Property and equipment - at cost,
   less accumulated depreciation                                268,640_                 217,491______

Other investments                                               895,022_                       -__
Goodwill, less accumulated amortization of $22,180_            1,313,587_                       -__
Loan receivable, shareholders and related parties               633,544_                 380,322__
Other assets                                                     46,710_                  47,683
                                                              ----------               ----------
                                                              $5,737,244_              $1,889,491_
                                                              ==========               ==========____

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)______

Current liabilities
  Note payable                                                 $200,000_	       $       -__
  Accounts payable _                                             889,592_               1,060,633__
  Current portion of deferred subscription revenues             657,811_                 565,257__
  Income taxes payable                                          128,823_                       -	______
                                                               ---------                ---------
Total current liabilities                                     1,876,226_               1,625,890______
                                                               ---------                ---------
Deferred subscription revenues, less current portion            725,835_                 449,227______
                                                               ---------                ---------
Minority interest in American gaming Summit, LLC                 29,819_                  29,819______
                                                               ---------                ---------
Shareholders' equity (deficiency)____
 Common stock, $.001 par value; 50,000,000 shares
  authorized, 4,718,734 shares issued and outstanding ____
  at June 30, 1998                                                 4,719_                11,100__
 Additional paid-in capital                                   3,441,554_                66,177__
 Unrealized loss on investments                                (160,848)_                    -__
 Accumulated deficit                                           (180,061)_             (292,722)_______
                                                               ---------             ----------
                                                               3,105,364_              (215,445)
                                                               ---------             ----------_______
                                                              $5,737,244             $1,889,491_
                                                              ==========             ==========_

      See accompanying notes to condensed financial statement

                    CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                        Condensed CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,	               June 30,
                                                     1998        1997               1998        1997

Revenues                                       $2,624,699_    $1,659,067_     $4,705,033_   $3,339,271
________
Direct costs                                    1,029,240_       896,598_      2,182,449_    1,677,028_
                                                ----------     ----------      ----------    ----------______
Gross profit_                                    1,595,459_       762,469_      2,522,584_    1,662,243_
_______
General and administrative expenses             1,184,968_       687,908_      2,272,438_    1,468,475_
                                                ----------     ----------       ---------     ---------_______
Income from operations                            410,491_        74,561_        250,146_      193,768_
______
Other income                                        30,668_        47,572_          6,517_       16,505_
                                                ----------     ----------        --------     ---------_______
Income before income taxes                        441,159_       122,133_        256,663_      210,273_

Income taxes                                      128,000_             -         128,000_            -
                                                ----------     ----------        --------    ----------	________
Net income                                       $313,159_      $122,133_       $128,663_     $210,273
                                                 =========     ==========        ========     =========_______

Basic and diluted income per share                    $.07_                          $.03______
                                                 =========                       ========___
Pro forma income data _____
Income before income taxes, as reported                        $122,133_                     $210,273__
 Pro forma income taxes                                           34,000_                       75,000_
                                                                 --------                      --------_______
Pro forma net income                                            $88,133_                     $135,273
                                                                 ========                      ========
________
Basic and diluted income per share (pro forma)_                      $.03_                         $.05
                                                                 ========                      ========________
Shares used in the calculation
   of income per share                          4,633,020      3,000,000_      3,803,245_    3,000,000_
                                                 =========      =========       =========     =========

       See accompanying notes to condensed financial statements

                CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

_		                                         1998                   1997
                                                                                      	_
Cash flows from operating activities
  Net income                                              $128,663_              $210,273__
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation and amortization                          51,269_                26,707__
    Minority interest in earnings of American ____
     Gaming Summit, LLC                                          -_               (20,708)__
    Changes in assets and liabilities
     accounts receivable                                   (9,878)_              209,088__
     Inventories	                                           3,234_                 8,519__
     prepaid expenses                                     (523,887)_               (2,615)__
     other assets                                          17,473_                  (112)_
_    accounts payable                                    (196,397)_             (137,444)__
     deferred revenues                                    182,423_               (43,812)__
     Income taxes payable                                  80,823_                     -
                                                          --------                -------______

Net cash provided by (used in) operating activities      (266,277)_              249,896
                                                          --------                -------______
Cash flows from investing activities
 Loans receivable, shareholders and related parties      (253,222)_              226,519__
 loans receivable, employees                                 3,322               (102,316)_
Additions to property and equipment                       (60,877)              _(85,900)_
Marketable securities, net                                39,664_                (4,356)______
                                                          --------               --------
Net cash provided by (used in) investing activities      (271,113)_               33,947_
                                                          --------               --------____
Cash flows from financing activities
 Notes payable                                            200,000_               (65,659)__
 Principal payments on loan payable, automobile            (9,025)_               (8,469)__
 Dividends paid                                           (62,350)_             (403,650)__
 Issuance of common stock                                 200,238_                     -	__
 Dividends paid to minority interest                            -                (20,000)
                                                           -------               --------______
Net cash provided by (used in) financing activities       328,863_              (497,778)_
                                                          --------               --------_____
Net decrease in cash and cash equivalents                (208,527)_             (213,935)_____
Cash and cash equivalents, beginning of period          1,361,720_               412,546_
                                                        ----------               --------____
Cash and cash equivalents, end of period               $1,153,193_	         $198,611_
                                                        ==========               ========_____
Supplemental cash flow disclosures
  Interest paid	                                         $19,145_               $15,284_
                                                           =======                =======

See Accompanying notes to condensed consolidated financial statement

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1 - Acquisition

On April 3, 1998, the Company and its combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada corporation ("Gaming"). The Company and its combined affiliates became wholly-owned subsidiaries of Gaming, the legal acquiror. As the Company's and its combined affiliates' shareholders acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction.

The total cost of the acquisition was $3,331,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share, plus transaction costs of $113,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.


2 - Basis of Presentation

The accompanying unaudited balance sheet as of June 30, 1998 includes the accounts of the Company and its subsidiaries (including Gaming). The related accompanying unaudited statements of income and cash flows include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. The accompanying balance sheet as of December 31, 1997 is that of Casino Journal Publishing Group, Inc. and its combined affiliates. All significant intercompany transactions and balances have been eliminated.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable SEC regulations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997.

3 - Goodwill

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years.


4 - Direct-Response Advertising

The Company has capitalized the cost of a direct-response advertising campaign for magazine subscriptions. The capitalized costs are amortized over the period in which revenues from the campaign are earned. At June 30, 1998, $410,000 of direct-response advertising costs was included in prepaid expenses.


5 - NOTE PAYABLE

The note payable of $200,000 is a demand note and requires monthly payments of interest only, commencing May 1, 1998, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from a shareholder, one of them on a month-to-month basis. The other space is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000. Total related party rent expense was $35,403 and $8,809 for the six months ended June 30, 1998 and 1997, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $484,226 at June 30, 1998. Also included are a loan of $35,210 receivable from a member of a shareholder's family and a loan of $114,108 receivable from a shareholder of one of the subsidiaries.

There was no interest income for the six month periods ended June 30, 1998 and 1997.

7 - SALE OF COMMON STOCK

On June 8, 1998, the Company issued 100,000 shares of its common stock to an unaffiliated party at $2.00 a share, pursuant to a private placement.

8 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include not only net income or loss, but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income (loss) for the three months and six months ended June 30, 1998, which includes the unrealized loss on investments for the periods, was $152,311 and $(32,185), respectively. There were no items of other comprehensive income for the three months ended March 31, 1998 and 1997 and June 30, 1997, and the Company's total comprehensive income or loss is equal to its net income or loss for those periods. Adoption of SFAS No. 130 has no impact on net income or loss or shareholders' equity.

                         Casino Journal Publishing Group, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Inasmuch as a major portion of the Company's activities is the publishing of magazines and newsletters primarily for the U.S. gaming industry and its consumers, the organization and sponsorship of major trade shows and conventions for the gaming industry as well as consumer gaming festivals for specific resorts or casinos, the publishing of a mail order-catalog selling various gaming-related products, the development and operation of a daily 900 number hotline information service and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

In  addition,  the  future  exercise  of  any  of  the outstanding Warrants
is uncertain.    The lack of  future exercise of the Class A or Class B
Warrants could negatively impact the Company's ability to successfully expand operations.

Capital  and  Source  of  Liquidity.   On April 3, 1998, the Company and its
combined affiliates merged with Gaming Venture Corp., U.S.A., A Nevada corporation ("Gaming"). The Company and its combined affiliates became
wholly-owned subsidiaries of Gaming, the legal acquiror.   As the Company's
and its combined affiliates' shareholders acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction.

The total cost of the acquisition was $3,331,235, consisting of the purchase price of $3,217,468, measure by the 1,608,734 common shares retained by the Gaming's shareholders at their fair value at the closing date of $2.00 per share, plus transaction costs of $113,767.

The Company rents two office facilities from a shareholders, one of them on a month-to-month basis. The other space is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of
$120,000.   Total related party rent expense was $35,403 and $8,809 for the six months ended June 30, 1998 and 1997, respectively. The Company also rents office space at the rate $1,500 per month rented from Lucky Management Corp. Other than the leases, the Company has no material commitments for capital expenditures.

For the six months ended June 30, 1998, the Company had an increase in loan receivables from shareholders and related parties of $253,222 and a decrease in loans receivable from employees of $3,322. The Company purchased $60,877 worth of equipment, and received net proceeds from the sale of marketable securities of $39,664. As a result, the Company had cash flow used in investing activities of $271,113 for the six months ended June 30, 1998.

For the six months ended June 30, 1997, the Company had an decrease in loan receivables from shareholders and related parties of $226,519 and an increase in loans receivable from employees of $102,316. The Company purchased $85,900 worth of equipment, and received net proceeds from the sale of marketable securities of $4,356. As a result, the Company had cash flow provided by investing activities of $33,947 for the six months ended June 30, 1997.

For the six months ended June 30, 1998, the Company had a increase in notes
payable of $200,000.   The Company made principal payments on loan payable,
automobile of $9,025. The Company made distributions of $62,350 to the then sole stockholder for the six months ended June 30, 1998 prior to the merger
and received proceeds of $200,238 from the issuance of its common stock.   As
a result, the Company had net cash provided by financing activities of $328,863 for the six months ended June 30, 1998.

For the six months ended June 30, 1997, the Company had an decrease in notes
payable of $65,659.   The Company made principal payments on loan payable,
automobile of $8,469. The Company made distributions of $403,650 to the then sole stockholder for the six months ended June 30, 1997 and made
distributions of $20,000 to minority interest.   As a result, the Company had
net cash used in financing activities of $497,778 for the six months ended June 30, 1997.


Results of Operations.    The Company had net income of $128,663 for the six
months ended June 30, 1998.   The Company received revenues of $4,705,033
which consisted of advertising revenue of $2,722,540, subscription revenue of $930,641 and other revenues which consisted primarily of consulting fees and tradeshow revenues of $1,051,852 and had direct costs of $2,182,449 for the
six months ended June 30, 1998.    General and administrative  expenses  for
the six months ended June 30, 1998 were $2,272,438.   These consisted
principally of payroll related costs $1,268,432, advertising and promotion $179,668, postage $131,404, travel and entertainment of $119,248 , bad debts of $91,509 and other nonmaterial expenses of $482,177.

The Company had a increased in accounts receivable of $9,878. Inventories decreased $3,234 for the six months ended June 30, 1998 and prepaid expenses increased substantially by $523,887 due to primarily to capitalization due to the costs associated with a direct mail marketing campaign. Deferred revenue increased $182,423 from the sale of its magazine and newsletter subscriptions. The Company had amortization and depreciation of $51,269 for the six months ended June 30, 1998. The Company had a decrease in accounts payable of $196,397. Other assets decreased by $17,473 and income taxes payable increased by $80,823 for the six months ended June 30, 1998. Net cash used in operations for the six months ended June 30, 1998 was $266,277.

The Company had net income of $210,273 for the six months ended June 30,
1997.   The Company received revenues of $3,339,271 which consisted of advertising revenue of $1,850,276, subscription revenue of $876,378 and other revenues which consisted primarily of tradeshow revenue of $612,617 and had direct costs of $1,677,028 for the six months ended June 30, 1997. General and administrative expenses for the six months ended June 30, 1997 were $1,468,475. These consisted principally of payroll related costs of $778,889, advertising and promotion of $83,316, bad debts of $38,801 travel and entertainment of $92,167 and other nonmaterial expenses of $475,302. The Company had an decrease in accounts receivable of $209,088. Inventories increased $8,519 for the six months ended June 30, 1997 and prepaid expenses increased by $2,615. Deferred revenue decreased $43,812. The Company had amortization and depreciation of $26,707 for the six months ended June 30,
1997.   The Company had a decrease in accounts payable of $137,444.  Other assets increased by $2,615 for the six months ended June 30, 1997. Net cash provided by operations for the six months ended June 30, 1997 was $249,896.

The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues. The
Company is focusing on decreasing administrative costs.   However,
increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

                            Casino Journal Publishing Group, Inc.

PART II


Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits (numbered in accordance with Item 601 of
		Regulation S-K)

		None

	(b)	Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 7, 1998                       /s/ Alan Woinski
                                           ----------------------------
                                            Alan Woinski, President