Form 10QSB
period 1998-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 1998-11-16
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 1998

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

                4,963,734 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:


CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

                     			                     September 30,  December 31,
                                                  1998          1997
                                              (unaudited)
Current assets
Cash and cash equivalents                       $1,252,077		   $ 334,355
Accounts receivable                                913,812       837,176
Investment in marketable securities                 55,810        26,567
Inventories                                         27,715        33,525
Loans receivable, employees		                        	   -         6,661
Prepaid expenses                                   461,608         5,711
                                                ----------     ---------
Total current assets                             2,711,022     1,243,995

Property and equipment -
   at cost, less accumulated depreciation          261,012       217,491

Other investments                                  899,469             -
Goodwill, less accumulated
  amortization of $48,252                        1,400,680             -
Loan receivable, shareholders and
  related parties                                  636,534       380,322
Other assets                                        57,769        47,683
                                                 ---------      --------
                                               $ 5,966,486   $ 1,889,491
                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Note payable                                     $ 100,000    $        -
Accounts payable                                 1,015,404     1,060,633
Current portion of deferred
   subscription revenues	                        1,110,026       565,257
Income taxes payable                                 6,823             -
                                                 ---------     ---------
Total current liabilities                        2,232,253     1,625,890
                                                 ---------     ---------
Deferred subscription revenues,
   less current portion                            354,464       449,227
                                                 ---------     ---------
Minority interest in American
   Gaming Summit, LLC                               29,819        29,819
                                                 ---------     ---------
Shareholders' equity (deficiency)
Common stock, $.001 par value; 50,000,000 shares
authorized, 4,963,734 shares issued and outstanding
at September 30, 1998                                4,964        11,100
Additional paid-in capital                       3,897,859        66,177
Unrealized loss on investments                    (266,881)            -
Accumulated deficit                               (285,992)     (292,722)
                                                 ---------      --------
                                                 3,349,950      (215,445)
                                                 ---------      --------
                                               $ 5,966,486   $ 1,889,491
                                               ===========   ===========

See accompanying notes to condensed consolidated financial statements

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

              		                                       Three Months Ended      Nine Months Ended
                                                           September 30,            September 30,
                                                       ----------------------   ---------------------
                                                        1998           1997       1998         1997


Revenues                                             $2,186,660    $1,754,633    $6,911,693   $5,093,904

Direct costs                                          1,237,109     1,163,180     3,463,251    2,840,208
                                                     ----------    ----------    ----------   ----------
   Gross profit                                         949,551       591,453     3,448,442    2,253,696

General and administrative expenses                   1,172,573       630,060     3,445,011    2,098,535
                                                     ----------    ----------    ----------   ----------
    Income (loss) from operations                      (223,022)      (38,607)        3,431      155,161

Other income (expenses)                                  (4,909)        2,686        25,301       19,191
                                                      ---------    ----------     ---------    ---------
    Income (loss) before income taxes                  (227,931)      (35,921)       28,732      174,352

Income taxes (benefit)                                 (122,000)            -         6,000            -
                                                      ---------    ----------      --------     --------
    Net income (loss)                                 $(105,931)     $(35,921)      $22,732     $174,352
                                                      =========    ==========      ========     ========

Basic and diluted income (loss) per share                 $(.02)                       $.01
                                                          =====                        ====

Pro forma income data
   Income (loss) before income taxes, as reported                   $ (35,921)                 $174,352
   Pro forma income taxes                                                   -                    70,000
                                                                    ---------                  --------
Pro forma net income (loss)                                         $ (35,921)                 $104,352
                                                                    =========                  ========


Basic and diluted income (loss) per share
   (pro forma)                                                      $    (.01)                 $    .03
                                                                    =========                  ========

Shares used in the calculation of income (loss)
   per share                                          4,919,868     3,000,000     4,164,289   3,000,000
                                                      =========     =========     =========   =========

See accompanying notes to condensed consolidated financial statements

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)


                                                                     1998                 1997
Cash flows from operating activities
   Net income                                                       $22,732              174,352
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
     Depreciation and amortization                                   92,432               39,382
     Minority interest in earnings of American
        Gaming Summit, LLC                                                -              (20,708)
     Changes in assets and liabilities
        Accounts receivable                                          (3,046)              78,774
        Inventories                                                   5,810                3,627
        Prepaid expenses                                           (569,664)              (3,462)
        Other assets                                                  6,254              (47,781)
        Accounts payable                                            (77,573)             (98,541)
        Deferred subscription revenues                              263,267              168,202
        Income taxes payable                                        (49,190)                   -
                                                                    -------              -------
           Net cash provided by (used in) operating activities     (308,978)             293,845
                                                                    -------              -------
Cash flows from investing activities
   Loans receivable, shareholders and related parties              (256,212)             163,348
   Loans receivable, employees                                        6,661             (119,627)
   Additions to property and equipment                              (68,181)            (100,989)
   Investment in marketable securities, net                        (168,163)              (4,356)
                                                                    -------              -------
	Net cash used in investing activities                             (485,895)             (61,624)
                                                                    -------               ------

Cash flows from financing activities
   Notes payable                                                    100,000              (65,659)
   Principal payments on loan payable, automobile                    (9,025)             (11,237)
   Dividends paid                                                   (62,350)            (403,650)
   Issuance of common stock                                         656,605                    -
   Dividends paid to minority interest                                    -              (20,000)
                                                                    -------              -------
          Net cash provided by (used in) financing activities       685,230             (500,546)
                                                                    -------              -------
Net decrease in cash and cash equivalents                          (109,643)            (268,325)

Cash and cash equivalents, beginning of period                    1,361,720              412,546
                                                                  ---------             --------
Cash and cash equivalents, end of period                        $ 1,252,077            $ 144,221
                                                                ===========            =========

Supplemental cash flow disclosures
     Interest paid                                                $  29,080             $ 21,047
                                                                  =========             ========

See accompanying notes to condensed consolidated financial statements

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

The total cost of the acquisition was $3,346,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share, plus transaction costs of $128,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.


2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of September 30, 1998 includes the accounts of the Company and its subsidiaries (including Gaming). The related accompanying unaudited condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. The accompanying balance sheet as of December 31, 1997 is that of Casino Journal Publishing Group, Inc. and its combined affiliates. All significant intercompany transactions and balances have been eliminated.

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


4 - DIRECT-RESPONSE ADVERTISING

The Company has capitalized the cost of a direct-response advertising campaign for magazine subscriptions. The capitalized costs are amortized over the period in which revenues from the campaign are earned. At September 30, 1998, $390,000 of direct-response advertising costs was included in prepaid expenses.


5 - NOTE PAYABLE

The note payable of $100,000 is a demand note and requires monthly payments of interest only, commencing May 1, 1998, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on September 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $69,903 and $43,309 for the nine months ended September 30, 1998 and 1997, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $489,537 at September 30, 1998. Also included are a loan of $35,210 receivable from a member of a shareholder's family and a loan of $111,787 receivable from a shareholder.

There was no interest income for the nine month periods ended September 30, 1998 and 1997.

7 - SALE OF COMMON STOCK

On August 9, 1998, the Company issued 200,000 shares of its common stock to an unaffiliated party at $2.00 a share, pursuant to a private placement.


8 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include not only net income or loss, but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive loss for the three months and nine months ended September 30, 1998, which includes the unrealized loss on investments for the periods, was $(186,587) and $(218,772), respectively. There were no items of other comprehensive income for the three months and nine months ended September 30, 1997, and the Company's total comprehensive income or loss is equal to its net income or loss for those periods. Adoption of SFAS No. 130 has no impact on net income or loss or shareholders' equity.


See accompanying notes to condensed consolidated financial statements.

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

The total cost of the acquisition was $3,346,235, consisting of the purchase price of $3,217,468, measure by the 1,608,734 common shares retained by the Gaming's shareholders at their fair value at the closing date of $2.00 per share, plus transaction costs of $128,767.

The Company rents two office facilities from a shareholders. One of them is occupied pursuant to a ten-year lease which began on September 1, 1997 and
requires annual rent payments of $120,000.   The Other is pursuant to a five-
year lease which began on January 1, 1996 and requires annual rental payments
of $18,000.   Total related party rent expense was $69,903 and $4 for the nine months ended September 30, 1998 and 1997, respectively. Other than the leases, the Company has no material commitments for capital expenditures.

For the nine months ended September 30, 1998, the Company had an increase in loan receivables from shareholders and related parties of $256,212 and a decrease in loans receivable from employees of $6,661. The Company purchased $68,181 worth of equipment, and received net proceeds from the sale of marketable securities of $168,163. As a result, the Company had cash flow used in investing activities of $485,895 for the nine months ended September 30, 1998.

For the nine months ended September 30, 1997, the Company had an decrease in loan receivables from shareholders and related parties of $163,348 and an increase in loans receivable from employees of $119,627. The Company purchased $100,989 worth of equipment, and received net proceeds from the sale of marketable securities of $4,356. As a result, the Company had cash flow used in investing activities of $61,624 for the nine months ended September 30, 1997.

For the nine months ended September 30, 1998, the Company had a net increase
in notes payable of $100,000.   The Company made principal payments on loan
payable, automobile of $9,025. The Company made distributions of $62,350 to the then sole stockholder for the nine months ended September 30, 1998 prior to the merger and received proceeds of $656,605 from the issuance of its
common stock.   As a result, the Company had net cash provided by financing activities of $685,230 for the nine months ended September 30, 1998.

For the nine months ended September 30, 1997, the Company had an decrease in
notes payable of $65,659.   The Company made principal payments on loan
payable, automobile of $11,287. The Company made distributions of $403,650 to the then sole stockholder for the nine months ended September 30, 1997 and
made distributions of $20,000 to minority interest.   As a result, the
Company had net cash used in financing activities of $500,546 for the nine months ended September 30, 1997.


Results of Operations.    The Company had net income of $22,732 for the nine
months ended September 30, 1998.   The Company received revenues of 6,911,693
which consisted of advertising revenue of $4,204,794, subscription revenue of $1,389,657 and other revenues which consisted primarily of consulting fees and tradeshow revenues of $1,317,241 and had direct costs of $3,463,251 for
the nine months ended September 30, 1998.   General and administrative
expenses for the nine months ended September 30, 1998 were $3,445,011. These consisted principally of payroll related costs $1,925,015, advertising and promotion $334,161, postage $196,119, travel and entertainment of $153,181, bad debts of $100,362 and other nonmaterial expenses of $736,174.

The Company had an increased in accounts receivable of $3m046.    Inventories
decreased $5,610 for the nine months ended September 30, 1998 and prepaid expenses increased substantially by $569,664 due primarily to capitalization
due to the costs associated with a direct mail marketing campaign.   Deferred
revenue increased $263,267 from the sale of its magazine and newsletter
subscriptions.   The Company had amortization and depreciation of $92,432 for
the nine months ended September 30, 1998.   The Company had a decrease in
accounts payable of $77,573.   Other assets decreased by $6,254 and income
taxes payable increased by $49,190 for the nine months ended September 30, 1998. Net cash used in operations for the nine months ended September 30, 1998 was $308,978.

The Company had net income of $174,352 for the nine months ended September
30, 1997.   The Company received revenues of $5,093,904 which consisted of advertising revenue of $3,171,763, subscription revenue of $1,186,339 and other revenues which consisted primarily of trade show revenue of $735,802 and had direct costs of $2,840,208 for the nine months ended September 30,
1997.   General and administrative  expenses  for  the nine months ended
September 30, 1997 were $2,098,535.    These consisted principally of payroll
related costs of $1,079,785, advertising and promotion of $526,428, bad debts of $53,584, travel and entertainment of $142,857 and other nonmaterial
expenses of $526,428.    The Company had an decrease in accounts receivable
of $142,857.    Inventories decreased $3,627 for the nine months ended
September 30, 1997 and prepaid expenses increased by $3,462.   Deferred
revenue increased $$168,202.   The Company had amortization and depreciation
of $39,382 for the nine months ended September 30, 1997.   The Company had a
decrease in accounts payable of $98,541.   Other assets increased by $47,781
for the nine months ended September 30, 1997. Net cash provided by operations for the nine months ended September 30, 1997 was $293,845.

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




Date:                                        /s/ Alan Woinski
                                           ----------------------------
                                            Alan Woinski, President


November 12, 1998