Form 10KSB
period 1998-12-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 1999-03-31
CIK 1002455

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/98
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 33-98184
         CASINO JOURNAL PUBLISHING GROUP, INC.
        (Formerly GAMING VENTURE CORP., U.S.A.
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

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:             Common  Stock, $.001 par value
                                           Warrants to purchase $.001 par
                                              value Common Stock

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.      Yes    __x__
No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $9,123,326. As of December 31, 1998, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $3,709,302.

The number of shares outstanding of Company's only class of common stock, as of December 31,1998 was 4,968,734 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.
Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

The Company publishes magazines and newsletters primarily for the U.S. gaming and lodging industry and its consumers. It also organizes and sponsors major trade shows and conventions for the gaming, lodging and leisure industries as well as consumer gaming festivals for specific
resorts or casinos.   Moreover, the Company publishes a mail order-
catalog selling various gaming-related products.   The Company also
furnishes consulting services to companies involved in the gaming and
lodging industries.   The Company is made up of 3 wholly owned
subsidiaries, Casino Publishing, Inc.; Gaming Entertainment Expositions and Gaming Venture Corp., U.S.A.

Its two most important publications are Casino Journal ("CJ") and Casino Player ("CP"). CJ is a leading trade magazine for the gaming industry. Its primary audience is upper and middle management at U.S. casinos, state and federal legislators and regulators, institutional investors in casino stocks and bonds and securities analysts who concentrate on the
gaming industry.   CP, on the other hand, is devoted principally to
consumers of the gaming industry, and management believes it is the foremost publication of its kind.

Both magazines are high-end, full-color, glossy publications, issued on a monthly basis with circulations of 20,000 for CJ and 200,000 for CP although actual monthly readerships for both magazines are considered to be significantly higher. In November of 1998, the Company introduced its
newest monthly magazine, Strictly Slots.    Strictly Slots is a consumer
magazine devoted to the casino gambler and executive. Slot machines now make up over 70% of a casino's gaming space.

On a custom-basis the Company also publishes magazines for travel-entertainment trade associations, individual casinos and entertainment events like concerts directed at their tourists, guests, employees and others. Published bi-monthly, monthly or only occasionally, these magazines include, among others, Nevada Hospitality, Casino Ops, Boyd Gaming, Pavarotti concerts and generally provide their readers with information about hotel accommodations, restaurant, entertainment,
Company developments and special promotions.   Also part of its
customized publishing is the Company's production of brochures, direct mail pieces and directories for such industry conventions and casino festivals.

The Company issues five newsletters on a daily, weekly or monthly basis for the gaming industry and its consumers. These include National Gaming Summary, Atlantic City Insider, The Gaming Industry Weekly Report, The Gaming Industry Daily Report and The Daily Lodging Report. Shorter, less elaborate than its magazines and without advertising, each of these publications has a different orientation yet together give the Company a more diversified product line.

The Company organizes and sponsors four industry-wide trade shows each year: the American Gaming, Lodging and Leisure Summit in Las Vegas, Nevada, the Southern Gaming Summit in Biloxi, Mississippi, the Atlantic City Chamber of Commerce Business Expo and the University of Nevada Las Vegas Casino Ops shows. At these events, products and services related to the gaming, lodging and leisure industries are exhibited at trade shows by vendors, casinos and government/political organizations. Educational programs are disseminated though seminars, lectures and speeches. Special events are held such as luncheons, cocktail receptions and dinners.

From time to time, the Company hosts a series of gaming festivals at specific casinos in Las Vegas, Nevada, Atlantic City, New Jersey or elsewhere. At these special events the Company helps a casino attract and assemble the subscribers of Casino Player and other gambling customers for a multi-day convention at that casino. Seminars and 'how-to' sessions to improve ones' gambling skills are conducted by renown gambling experts who usually write for the Company publications.

The Company's mail-order catalog markets gaming-related products, such as books and manuals for gamblers and industry executives, instructional video tapes on all casino games, gaming memorabilia like replica slot machines and decks of playing cards, sporting items signed by famous athletes, clothing and furnishings with casino logos.

The Company distributes and sells its magazines by subscription, in bulk through hotels and casinos, over the Internet and on newsstands; its newsletters by subscription, and its gaming products through a direct-mail
catalog to subscribers' lists and over the Internet.   Its convention and
festival services are marketed and sold through subscriber and advertiser lists using direct-mail techniques as well as over the Internet and through advertisements in its own magazines.

The Company primarily generates revenue from its various activities as follows: (a) magazines though subscription charges and advertising fees,
(b) newsletters through subscription charges, (c) custom magazines through fees charged to individual clients, (d) conventions through exhibitor, sponsor and attendee fees as well as sales of directories and other items and (e) festivals through fees charged to attendees or a specific casino, (f) mail-order catalog through sales of gaming products. Subscription charges and advertising fees from CJ and CP represent a substantial portion of the Acquired Company's annual revenue.

History

The first issue of Casino Journal was published in 1985 and was devoted essentially to management and labor issues involving the Atlantic City casinos. Gradually, its coverage became more diverse and it grew into a feature-oriented trade magazine exploring a host of gaming industry issues---for example, gambling legislation, drug testing, internal security, casino marketing, game protection. At the suggestion of Steve Wynn, chairman of Mirage Resorts, the Company later started to publish another version of Casino Journal for the Nevada market. For a time the Company published two editions of Casino Journal, one for Atlantic City and the other for the Nevada area. In 1996, these two editions were merged, but as early as 1993 they both became glossy, full-colored magazines.

In 1988, the Company, under a joint venture arrangement with Players International, commenced publication of The Player magazine. In 1989, it purchased the interest of Players International in this magazine venture and changed its name to Casino Player. While Casino Journal is directed at the gaming industry and its operators, regulators and the investment community, Casino Player targets the industry's consumers and gambling enthusiasts.

The Company's custom magazine business began in 1992 with the publication of a quarterly magazine for the Atlantic City's Showboat, a casino. Subsequently, in conjunction with Gelb Productions, it produced one-time magazines for special events such as Luciano Pavarotti's Atlantic City and Nevada concerts. Moreover, since 1994 it has produced an employee-oriented magazine for Boyd Gaming, now an operator of as many as twelve casinos in various states.

In 1994 the Company arranged with the Nevada Hotel & Motel Association and Nevada Restaurant Association to produce their publication, called 'Nevada Hospitality'. This magazine goes beyond the gaming industry and covers all tourism, lodging and restaurant operations in Nevada. Today, Nevada Hospitality is published by the Company on a bi-monthly basis and distributed throughout the state.

The Company started its newsletter operations in 1993 with the 'National Gaming Summary'. On a weekly basis, subscribers to this newsletter
receive gaming news and developments on a state-by-state basis.   In 1996
the Company issued its second newsletter--'Atlantic City Insider' which informs gamblers monthly which casinos in Atlantic City are offering the best promotions, room rates, discounts and innovations. In 1996, the Company assumed operation of 'The Gaming Marketer' in conjunction with Claridge Casino Marketing Vice President Howard Klein. This publication was geared toward marketing professionals and focuses on marketing trends
and developments in the gaming industry.   Only five issues of this
newsletter had been distributed and the newsletter ceased production in 1997.

Since 1993 the Company, in association with several other entities, including Bear Stearns & Lionel, Sawyer and Collins, has produced the American Gaming, Lodging and Leisure Summit, a trade show and convention for the gaming, lodging and leisure industry held annually in Las Vegas, Nevada. Since 1994 it has sponsored Southern Gaming Summit, under a joint venture with the Mississippi Casino Operators Association, which is an annual trade show and convention for Southern and Midwestern gaming interests. In 1998, the Company began production of The Atlantic City Chamber of Commerce Business Expo, a yearly conference in conjunction
with The Greater Atlantic City Chamber of Commerce.   The Company also
began production of the UNLV Casino Ops conference in 1998 with the University of Nevada Las Vegas' Gaming Institute. From 1995 to date, the Company has sponsored Gaming Festivals at various casinos in Atlantic City and Las Vegas. The Company's mail-order catalog business commenced in 1993 and continues to date.

In April of 1998, the Company completed a reverse merger with publicly held Gaming Venture Corp., U.S.A., a small publishing and consulting

firm.   With the acquisition, the Company acquired 3 newsletters, The
Gaming Industry Weekly Report, The Gaming Industry Daily Report and The
Daily Lodging Report.   The Company also acquired a consulting business.
Through the reverse merger, the Company began trading publicly on the
NASD Over the Counter Bulletin Board.    In late April of 1998, the name
of the publicly held entity was changed to Casino Journal Publishing Group, Inc. from Gaming Venture Corp., U.S.A.

In June of 1998, the Company began production of a trade magazine called
Casino Ops.   Casino Ops was produced in conjunction with the UNLV Casino
Ops Conference.    To date, 2 issues of Casino Ops have been produced.

In November of 1998, the Company began production and distribution of a
monthly magazine, Strictly Slots.    Strictly Slots is the Company's
second consumer magazine and has been marketed towards readers of Casino Player as well as guests of various casino companies throughout the United States and Canada.

Industry-Overview

As new legislation and regulations have permitted new casino destinations and made it easier to expand existing ones, the gaming market has
dramatically increased during the 1990's.   These trends, coupled with a
growing population seeking more varied entertainment, have made gambling an additional source of jobs and tax revenue for many states. This growth appears to be continuing.

While the nation's two primary gaming centers, Atlantic City, New Jersey and Las Vegas, Nevada have functioned for years, new casinos and hotels are being built in these cities as well. In addition, casino gambling has been legitimized in nearly 17 States and along Mississippi River on riverboats. A total of 48 states permit casino gaming, horseracing or a statewide lottery. In various states, Indian casinos have been established and, for most part, seem to be popular. In Connecticut, in particular, two Indian casinos, Foxwood operated by the Pequot tribe and Mohegan Sun run by the Mohegan tribe, have become among the highest
revenue producers in U.S casino gambling.   Other cities and states in
the U.S. are considering the legalization of casino gambling in their locales. In addition, Internet Gaming has been increasing around the
World.    Much like Indian Gaming, the legalities of gambling over the
Internet have been questioned but it has not slowed down the tremendous growth that has been achieved by this part of the industry.

Management believes that the Company's past development has been directly linked to the growth of the gaming industry. If that growth continues, in management's opinion, it may have opportunities for increased revenue. However, should industry growth cease or level-off or new competition emerge, the Company's prospects may be restricted or diminish. Industry growth can be negatively impacted by a failure of government to permit casino gambling in new areas, more restrictive government regulations on existing locations, a legislative repeal of gambling licenses in certain locales, or changes in the moral climate to an anti-gambling bias, thereby promoting governmental bans or cut-backs or even dampening consumer demand. There have been bills submitted which would classify
Internet gambling as illegal in the United States.    No bills have been
passed to date, however growth of this section of the industry can be negatively impacted by the submission or passage of new bills.

PUBLICATIONS & SPECIAL EVENTS

       Proprietary Magazines

The Company publishes 3 of its own gambling-oriented magazines--- One for those in the gaming industry and the others for gaming consumers and enthusiasts.

        Casino Journal

Casino Journal is the Company's premier trade magazine serving the U.S. gaming industry. It is generally distributed to executives and personnel of casinos and vendors, interested legislators and regulators,
institutional investors and security analysts.   Published monthly, it
features articles on issues pertinent to the gaming industry, such as--- new gambling legislation or regulations, new gaming locales, special casino games, casino marketing, innovative technology, security and the attitude of the investment community to the gaming industry. Casino Journal also contains profiles on, and interview with, casino chairmen and CEO's, political personalities, new hotel/casino operators as well as gaming vendors, their products and the latest technology. Containing articles, editorials and advertisements, this magazine is a large full-colored, glossy periodical that usually has between 80 to 160 pages per issue. Actual circulation approximates 20,000 copies with total readership estimated to be 80,000.

         Casino Player

Casino Player is a magazine designed for consumers of the gaming industry, and management believes it has the largest readership of any gaming magazine in the nation. It is generally distributed to frequent casino gamblers, tourists, gambling enthusiasts and its 70,000 paid subscribers. It seeks to create and disseminate gaming information and statistics for players and visitors to casino destinations ---such as Atlantic City, Las Vegas, Reno, Mississippi and elsewhere to enable them to play the games better and take advantage of special situations and casino promotions in order to save money, achieve better value and enhance their holiday experience.

The Company has retained a group of professional gamblers and experts to furnish its readers with gambling strategies and helpful tips on different games---such as slot machines, video poker, keno, blackjack, roulette. Moreover, as a portrayer of the gaming lifestyle, the magazine covers new and established gambling resorts, travel destinations, gaming news, developments and trends, hotel amenities and in-depth entertainment interviews, reviews and listings.

Also published monthly, this magazine, though smaller in size then Casino Journal, is a full-color, glossy magazine that usually runs from 80 to
112 pages in each issue.   Actual circulation approximates 200,000
copies, and total readerships are estimated at 600,000.   So advertising
may be specifically tailored to the major gaming destinations, this magazine has four regional editions and one national one although the editorial content remains the same for each edition.

             Strictly Slots

The Company began production and distribution of Strictly Slots magazine
in November of 1998.    Strictly Slots is a monthly publication geared
towards the slot enthusiast casino gambler as well as executives involved
in the slot buying decision-making.    In the last 5 years, slot machine
placements have increased whereby slot machines now make up 70% of a
casino's floor space.    Slot manufacturers have also produced slot
machines which are more entertainment themed but difficult to initially
understand.   In addition, slot machine manufacturers have increasingly
placed these new machines and also new progressive systems whereby the manufacturer now participates in the revenue stream these machines create.

While the company's consumer magazines primarily derived their advertising revenue from casino's in the past, the revenue participation by the slot manufacturers opens the door to new advertising venues with the manufacturers. Initial circulation of Strictly Slots approached
100,000 monthly.   The Company began an extensive direct mail marketing
campaign in November of 1998 to increase paid circulation of Strictly Slots and to date the results have been above expectations.

Many of the writers for Casino Player also write for Strictly Slots.
The magazine contains editorial content from education of the slot player on all the new slot machines, information on the many marketing slot clubs around the country as well as amusing and entertaining columns such
as "The Aggravated Gambler" and "Perfectly Frank."   The Company feels
that much of its advertising and subscription revenue growth in 1999 will come from this new publication.

          Custom Magazines

The Company publishes a series of custom magazines for its clients that are disseminated to their customers, employees, vendors, or members in the gaming and hospitality areas.

          Nevada Hospitality

On a bi-monthly basis, the Company has contracted to publish a magazine for the members of the Nevada Hotel & Motel Association and the Nevada Restaurant Association. With their assistance the magazine is designed to cover tourism and the available amenities in food, beverage, lodging, entertainment and sightseeing on a local basis and throughout the state of Nevada. This magazine's scope goes beyond the gaming industry and focuses on the lodging and restaurant business as it exists in Nevada.

Contributions to the magazine's content come from these associations, city convention and visitors authorities, outside experts and consultants in the hotel, food and beverage fields at the University of Nevada-Las Vegas, and other firms and associations as well as the Company. The Company's staff establishes cohesive editorial outline and mission, assembles and edits various articles and supervises the production and distribution of the magazine.

A full-color, glossy periodical, it carries advertisements and is distributed to high-level hotel, restaurant and beverage executives within the gaming industry, to independent hoteliers and restaurateurs throughout Nevada as well as vendors in the hospitality industry and their patrons. Circulation runs from 7,000 to 10,000, and total readership is estimated at 14,000 for each issue.

               Boyd Gaming Magazine

On a semi-annual basis the Company publishes an in-house magazine for the employees of Boyd Gaming, an operator of 11 casinos in Nevada, Louisiana, Mississippi and Illinois. Representatives from Boyd and the Company plan each issue. Relevant information is provided by Boyd to the Company, and its staff assemblies, edits and produces the magazines that Boyd then distributes. The magazines focuses on events, philosophies, projects and developments within Boyd's gaming complex and carries no advertisements from outside vendors. It is a full-color, glossy periodical that runs from 64 to 72 pages per issue. Its circulation is approximately 10,000, and total readership is estimated to be 20,000.

              CASINO OPS

Casino Ops magazine was produced the first time in June of 1998 in
conjunction with the first UNLV Casino Ops trade show.     The magazine
is geared towards the mid-level casino executive and includes information on many of the issues related to these executives' position in the
industry.    An advisory board member was formed with seasoned gaming
executives across the country.   To date, 2 issues of the magazine have
been produced.   The Company expects that as they expand their Casino Ops
trade shows to include more major gaming areas, the frequency of the publishing and distribution of Casino Ops magazine will increase.

              Other Publications

The Company has published other magazines for specific casinos and entertainment events as well as brochures, direct-mail pieces and directories for its trade shows and conventions. In the past it has published Atlantic City Showboat's in-room magazine for its guests, Harrah's recent 60th Anniversary Commemorative magazine and Gelb Productions Luciano Pavarotti's concerts in Atlantic City, New Jersey and Reno, Nevada. This type of custom publishing only occurs from time to time and cannot be relied upon on an on-going basis.

                   Newsletters

The Company publishes five newsletter related to the gaming and lodging industries: National Gaming Summary, Atlantic City Insider, Gaming Industry Weekly Report, Gaming Industry Daily Report and The Daily
Lodging Report.   None of the newsletters carry advertising, and all are
distributed through subscriptions.


                  National Gaming Summary ("NGS")

Presented in an easily readable format, this newsletter is published weekly and is designed primarily for those in the gaming industry. Unlike Casino Journal or Casino Player, the contents of this newsletter are not feature-oriented, but instead focus on current gaming news and developments from state-to-state. This approach permits its readers to concentrate on the states or regions of particular concern to them. In addition, NGS furnishes investment information, such as stock quotes and analyses for gaming concerns that are publicly-traded, monthly revenues from all gaming jurisdictions broken down by casino and special reports.

Noted as a quick-read, this newsletter provides the week's latest gambling news and is mailed for Monday delivery or faxed or E-mailed for Friday afternoon disseminations, giving its subscribers up-to-date information on a timely basis.

               Atlantic City Insider ("ACI")

This newsletter is published monthly and is directed at the consumer who visits, or plans to visit, Atlantic City casinos. Accordingly, it informs its readership which casinos are offering at different times the best consumer promotions, cashback, room rates, slot clubs, food discounts and innovative games. On occasion, ACI criticizes casinos for poor or inconsistent food, uninteresting entertainment and too costly games with a low-win percentage. It also announces the location of innovative slot machines and compares restaurants, buffets, rooms and table games common to all Atlantic City casinos.

          Gaming Industry Weekly Report, Gaming Industry Daily Report,
             Daily Lodging Report

As a result of the merger with Gaming Venture Corp., U.S.A., the Company acquired Gaming Industry Weekly Report, Gaming Industry Daily Report and Daily Lodging Report, 3 financial newsletters geared to investors and executives in the Gaming and Lodging Industries.

The Gaming Industry Weekly Report is a 5 page weekly newsletter that gives analysis and summaries on the events that occurred in the gaming
industry each week.   Produced weekly, the newsletter is faxed and e-
mailed each Friday as well as US mailed for Monday delivery.   The
newsletter focuses on events that affect investors and executives to the Gaming Industry and includes a yearly Model Portfolio of gaming stocks as well as Insider Transactions, news and analysis.

The Gaming Industry Daily Report is a daily, one page newsletter which is
faxed or e-mailed each evening to subscribers.    The newsletter is
geared towards the executive or investor who wants the information
quickly.   Each day the newsletter recaps the events and stock price
movements that occurred as related to the gaming industry.

The Daily Lodging Report is produced in a joint venture with HVS
International and Hotels Magazine.    Produced in the same format as The
Gaming Industry Daily Report, the one page newsletter is faxed and e-mailed each evening to investors and executives involved in the hotel and
lodging industry.   Each day the newsletter recaps the events and stock
price movements that occurred as related to the lodging and hotel industry.

The Company plans to introduce additional Daily financial newsletters for
other industries in the future through joint ventures.   The Company is
planning to begin distribution of The Daily Restaurant Report in June of 1999 in a joint venture with HVS International.

Trade Show/Conventions/ Special Events

The Company organizes and sponsors four trade show / conventions and other special events, although two such trade shows and conventions are being produced for the first time in 1998.

American Gaming, Lodging and Leisure Summit ("AGLLS")

Held each year in Las Vegas, Nevada, AGLLS represents the highest level executive conference in the gaming, lodging and leisure industries. It features a trade show where vendors and casinos exhibit products and services; specialized seminars that explore timely issues such as new developments in government regulation, the latest gaming technology, Internet gaming; keynote speakers and social events such as dinners, cocktail receptions and lunches.

This conference is primarily designed for senior gaming, lodging and leisure executives and the investment community as well as those otherwise interested or involved professionally or commercially in the gaming, lodging and leisure industries. Each summit usually draws upwards of 1,000 people and includes government regulators and legislators, institutional investors, casino, lodging and leisure executives, manufacturer, marketing, financial and purchasing executives.

Although the Company handles most of the arrangements for the Summit, this conference operates under a joint venture with a principal member of the Nevada law firm Lionel, Sawyer and Collins and co-sponsored by Bear, Stearns and Co. Inc.

The Company primarily generates revenue from this event from exhibitor, sponsor and attendee fees and charges for directories. In 1998, there
was no AGLLS due to the production of the show in January of 1999.   The
Company and its partners have not yet decided to keep the show annually in January or whether the timing of the show will change each year.

Southern Gaming Summit ("SCS")

Held each spring in Biloxi, Mississippi, SCS is a conference that focuses on Southern and Midwestern gambling destinations. The Company, in conjunction with its joint venture partner, the Mississippi Casino Operators Association, produces the conference. This Summit offers an extensive exhibit floor where manufacturers, distributors and vendors as well as casinos display their gaming products and services. Seminars are held that explore the legal issues confronting Southern and Midwestern casinos, gaming developments in these areas and federal issues and
regulations affecting gaming.   At this Summit keynote speakers,
receptions, tours of local casinos, meals, and a golf tournament are provided.

Those attending SCS entail developers, land owners, representatives from Native American tribes, legislators, regulators, institutional investors, security analysts, portfolio managers, vendors and casino executives. Revenue is generated for the Company from this Summit in much the same manner as it is from AGLS.

Greater Atlantic City Chamber of Commerce Business Expo

The Company produced the first Greater Atlantic City Chamber of Commerce Business Expo in partnership with the Atlantic City Chamber of Commerce
on March 4 and 5, 1998 at the new Atlantic City Convention City.   The
purpose of the Expo is to expose local, regional and national businesses to the commercial opportunities offered in Atlantic City. Attendees encompassed executives from new and existing casinos, public utilities, major retail establishments and other businesses interested in doing business with the casinos of Atlantic City as well as concerned public officials. The Expo offers exhibits, seminars, speakers and other activities.

UNLV's Casino Ops

On June 22 and 23, 1998 the Company produced, under the sponsorship of and in partnership with UNLV's International Gaming Institute at the University of Nevada Las Vegas, UNLV's Casino Ops'98. This is a yearly educational conference that explores the latest trends, strategies and developments in casino operations. The conference features keynote speakers, seminars, exhibits and special events designed to emphasize
more efficient and profitable casino operations.   Casino employees and
mid-management personnel of, and consultants to, casinos and their
vendors attend the Conference.   The Company plans to introduce Casino
Ops conferences in other gaming areas in the future.

Gaming Festivals

In conjunction with and at specific casinos in Atlantic City, New Jersey and Las Vegas, Nevada, the Company also occasionally sponsors and organizes gaming festivals utilizing its list of Casino Player subscribers. In this regard, such subscribers and other hotel customers are offered a program specially designed for them at a casino like the Taj Mahal in Atlantic City. Gambling experts run how-to seminars for the attendees providing them with tips and techniques on playing various casino games. The sponsoring hotel typically fills blocks of room through the stays of CP subscribers and its existing customers during such event. Moreover, it can expect greater utilization of its games and other facilities. To induce better attendance, the sponsoring hotel frequently offers free tournaments, a reception and a gala banquet, thereby building customer loyalty, promoting its casino and generating additional revenue. The Company is exploring expanding the Gaming Festival concept to include cruise ship excursions in partnership with major cruise line operators.

Merchandising

Casino Player's Gaming MarketPlace is a mail-order catalog sent to over 70,000 CP subscribers, room guests of casino hotels and on the Internet. It offers for sale a host of books and instructional videotapes on all casino games, apparel with gaming logos or motifs, sport-related items autographed by professional players, and gaming memorabilia. Products may be ordered by mail or telephone from the catalog or over the Internet at the Company's web site.

Production of Publications

For each issue of its magazines the Company's editors set the direction of that issue at editorial meetings, select topics for articles and editorials, then assigns writers, artwork and photographs. The Company uses both on-staff and free-lance writers, as well as contributors from organizations it serves, many of whom are gambling experts or
knowledgeable in other fields such as investment analysis.   When
articles are submitted, they are edited and the facts are verified by the editors. Prior to each issue its staff lays out the art, graphics and photographs, and the editors review them in conjunction with the articles and editorials, then makes the necessary changes. Afterwards, these items are all sent to an outside printer for initial proofs, later touched up and printed. These printers run thousands of copies of each issue and arrange, directly or indirectly, for deliveries to individual subscribers, newsstands, hotels and casinos or associations. The Company's editors and staff rely heavily on desktop publishing technology to write, edit, layout and design each issue. Typically, each magazine issue will take between one week and ten days for the staff to complete.

The production of its newsletters and convention attendee directories are usually less time-consuming and involves fewer staff members to produce. With little graphic art input and no photographs, newsletters are more editorially intensive than the magazines. Like the magazines, however, items and topics in the newsletter are assigned to specific writers. Editors subsequently review all copy and make corrections. The issue is then designed, edited again and sent to outside printers.

Although often containing art, graphics and photographs, the printed materials used for Summits, Festivals and other special events tend to be less complicated than either the magazines or newsletters, are usually shorter, are produced with less frequency and have more lead time. These materials are prepared in similar fashion to its magazines.

Distribution

The Company distributes its magazines in several different ways.

Copies of Casino Player, Strictly Slots, Casino Ops and Casino Journal are mailed directly to subscribers, including libraries, and are delivered in bulk to casinos and hotels. Issues of Casino Player are also delivered and sold in selected bookstores and newsstands nationwide.

Custom magazines are either mailed directly to specific individuals on lists provided by clients or are delivered to the client itself for redistribution. Company newsletters are mailed, faxed or E-mailed to its subscribers.

Marketing, Advertisement & Fees

The Company's magazines and newsletters are cross-marketed and sold through ads in its own publications, over the Internet, by its staff at conventions, via direct mail and to casino customers in casino mailings. Attendance at trade shows and conventions sponsored by the Company is typically marketed to subscribers to its magazine, through direct mail and by special invitation. Company merchandise is generally sold by catalog through direct mailings to its magazine subscribers and over the Internet at the Company's web site.

The Company's in-house sales staff directly solicits advertisers for its magazines through face-to-face presentations, direct mail and by telephone. Typically, advertising rates in the Acquired Company's magazines vary, depending on size of the ad (2/3,1/2, 1/3, 1/6,1/12 page), frequency of the ad (1,3,6,12 times), number of colors of the ad (1,2,3, full color). In Casino Player and Strictly Slots, advertisers have the choice of having their ads published in any of the four regional editions, eastern, western, mid-western, southern or in the national edition. Advertising rates vary in this magazine with the region selected.

Subscription rates for its proprietary magazines will depend on the particular magazine and the length of the subscription: Casino Player: 1 year--- $ 24, 2 years ----$37; Strictly Slots: 1 year -- $24, 2 Years ---
$37; Casino Journal: 1 year --- $ 79.    The newsstand price for Casino
Journal is $10 per issue and for Casino Player -- $2.95 in U.S. and $4.25 in CDA. Bulk deliveries to casino hotels are either free or at a negotiated fixed rate.

Annual subscription rates for the Company's newsletters range from $49 to $595, depending on the specific newsletter. Attendee rates for the Acquired Company's Summits usually vary from $395 to $895 and exhibitor rates from $1195 to $6000, depending on the particular summit or convention.

Competition

The Company's trade magazine essentially competes with two other publications, "Casino Executive ("CE") and "International Gaming and Wagering Business." ("IGWB"). Though in business for 17 years, IGWB's focus is on the international gaming market and lotteries in addition to gaming in the U.S. The foreign market tends to be fragmented, small and spread among many countries. The Company concentrates on the U.S. market and avoids lottery coverage. CE, in its fourth year of publication,
targets the U.S. market.   Competition among these concerns occurs on the
bases of advertising rates and quality of editorial and articles. Currently, CP, the Company's consumer magazine, has minimal direct competition.

In regard to its newsletters, the Company has experienced little Competition. Two other newsletters, 'Atlantic City Observer' and 'Las Vegas Advisor', offer some competition to the Company's newsletters. Each of those competitors tends to target a specific area: 'Las Vegas Advisor' and 'Atlantic City Observer.'

The only competitor of the Company in the trade show/convention area is IGWB's World Gaming Congress. This Congress is international in scope and
does not appear to conflict with the Company's U.S. trade shows.   With
regard to its other publications, events and merchandizing, the Companyhas either experienced no or minimal competition. The only other tradeshow for the gaming industry, IGBE, had hired the Company as a
Consultant until the year 2001.   IGBE was acquired by Gem
Communications, producer of IGWB and CE magazine and World Gaming
Congress.   The Company commenced litigation against the former owner of
IGBE for breach of contract.

Employees

As of December 31, 1998, the Company had 44 full-time employees including its officers of whom 9 served as writers and editors, 5 in arts and graphics, 7 in sales and marketing, 3 in bookkeeping and accounting, 10 in circulation and customer service and 3 in general office. None of its employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES.

As of January 31, 1998 the following table lists the 3 offices by location which all are leased:

                               Approximate Total     Expiration Date         Approximate Annual
                                Area Leased               of Lease              Rental
 Atlantic City, New Jersey          4,500 sq. ft.       November 30,1999       $48,000(1)

Las Vegas, Nevada(2)              10,000 sq. ft.          April 2008           $ 120,000

Fort Lee, New Jersey (3)           2,000 sq. ft.        November, 2000           $18,000

(1) Includes proportionate cost of utilities, repairs and cleaning.
(2) Leased from Glenn Fine, an officer and director of the Company.
(3) Leased from Lucky Management Corp., a company controlled by Alan Woinski, an officer and director of the Company.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the third quarter of the fiscal year ended September 30, 1998, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.    Through the reverse merger, the Company began
trading publicly on the NASD Over the Counter
Bulletin Board in April 1998.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by Wien Securities, Hill Thompson, MH Meyerson, Nite Securities, Olsen Payne, Paragon, Sharpe Capital, US Clearing Corp., Wilson Davis, Troster Singer, Barron Chase
Securities, Gradey Hatch and Company and Spear Leeds and Kellog.    The
quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                   High  Bid           Low Bid

             3/31/98                        *                  *
             6/30/98                    2 3/8                  3
             9/30/98                    1 13/16                2 15/16
             12/31/98                   1 3/4                  3

The approximate number of holders of record of the Company's $.001 par
value common stock, as of December 31, 1998, was 911.   Currently, as of
March 25, 1999, there are 910 holders of record.

Dividends.   Holders of the Company's common stock are entitled to
receive such dividends as may be declared by its Board of Directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measure by the 1,608,734 common shares retained by the Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options ($350,000) granted to shareholders of the Company (see Note 4 to the Audited Financial Statements) plus transaction costs of $158,767.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 and
requires annual rent payments of $18,000.   Total related party rent
expense was $133,500 and $87,968 for the years ended December 31, 1998 and 1997, respectively.

For the year ended December 31, 1998, the Company received cash of
$1,027,365 in the merger and had transaction costs of $158,767.   The
Company had an increase in loan receivables from shareholders and related parties of $246,588 and an increase in loans receivable from employees of $373. The Company purchased $82,266 worth of equipment, and had an increase in marketable securities of $184,873. As a result, the Company had cash flow provided by investing activities of $354,498 for the year ended December 31, 1998.

For the year ended December 31, 1997, the Company had an decrease in loan receivables from shareholders and related parties of $230,519 and a decrease in loans receivable from employees of $19,253. The Company purchased $126,892 worth of equipment, and had an increase in marketable securities of $2,390. As a result, the Company had cash flow provided by investing activities of $120,490 for the year ended December 31, 1997.

For the year ended December 31, 1998, the Company had a net increase in
notes payable of $100,000.   The Company made principal payments on loan
payable, automobile of $9,025. The Company made distributions of $62,350 to the then sole stockholder and distributions to minority interests of $29,819 for the year ended December 31, 1998 prior to the merger. The Company received proceeds of $664,050 from the issuance of its common
stock.   As a result, the Company had net cash provided by financing activities of $662,856 for the year ended December 31, 1998.

For the year ended December 31, 1997, the Company had a decrease in notes
payable of $65,659.   The Company made principal payments on loan
payable, automobile of $14,585. The Company made distributions of $723,650 to the then sole stockholder for the year ended December 31,
1997 and made distributions of $95,000 to minority interest.   As a
result, the Company had net cash used in financing activities of $898,894 for the year ended December 31, 1997.

Results of Operations.    The Company had a net loss of $247,889 for the
year ended December 31, 1998.   The Company received revenues of
$9,123,326 that consisted of advertising revenue of $5,393,314, subscription revenue of $2,308,098 and other revenues which consisted primarily of consulting fees of $387,328, tradeshow revenues of $819,607
and miscellaneous revenues of $214,979.   The Company had direct costs of
$4,591,654 for the year ended December 31, 1998.   Operating expenses for
the year ended December 31, 1998 were $4,816,909.    These consisted
principally of general and administrative expenses of $4,067,922 which includes payroll related costs of $2,709,534, postage of $266,114, travel and entertainment of $173,154, bad debts of $106,090 and other
nonmaterial expenses of $813,030.   Promotion expenses were $558,488 for
the year ended December 31, 1998.

The Company had an increase in accounts receivable of $226,827. Inventories increased $123 for the year ended December 31, 1998 and prepaid expenses increased by $245,054. Deferred promotion expenses increased $541,161 due primarily to the Company's direct mail marketing
campaigns.   Deferred advertising revenues increased $118,056.   Deferred
subscription revenues increased $338,375 from the sale of its magazine
and newsletter subscriptions.   Deferred tradeshow revenues increased
$312,978.   The Company had depreciation and amortization of $161,212 for
the year ended December 31, 1998.   The Company had an increase in
accounts payable and accrued expense of $85,572.   Other assets decreased
by $17,292 for the year ended December 31, 1998. Net cash used in operations for the year ended December 31, 1998 was $227,569.

The Company had net income of $370,289 for the year ended December 31,
1997.   The Company received revenues of $7,265,011 that consisted of advertising revenue of $4,237,232, subscription revenue of $1,629,207 and other revenues that consisted primarily of trade show revenue of $1,398,572 and had direct costs of $3,896,740 for the year ended December
31, 1997.   Operating expenses for the year ended December 31, 1997 were
$2,968,960.    These consisted principally of general and administrative
expenses of $2,686,139 that include payroll related costs of $1,516,319, bad debts of $83,828, travel and entertainment of $185,493 and other
nonmaterial expenses of $900,499.   Promotion expenses were $197,453.
The Company had a decrease in accounts receivable of $88,451.
Inventories increased $11,397 for the year ended December 31, 1997 and
prepaid expenses decreased by $9,392.   Deferred subscription revenue
decreased $33,500.   For the year ended December 31, 1997, the Company
had minority interest in earnings of subsidiary of $60,870.    The
Company had depreciation and amortization of $59,864 for the year ended
December 31, 1997.   The Company had an increase in accounts payable and
accrued expenses of $176,911.   Other assets increased by $20,667 for the
year ended December 31, 1997. Net cash provided by operations for the year ended December 31, 1997 was $700,213.

The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues. The
Company is focusing on decreasing administrative costs.   However,
increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Any of the Company's computer programs that have time-
sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send payments on invoices, or engage in similar normal business activities.

The Company has initiated formal communications with its business venture associates and affiliates to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to
remediate their own Year 2000 issues.   There can be no guarantee that
the systems of other companies on which the Company's own systems may rely will be timely converted and would not have an adverse effect on the Company's systems.

The majority of the Company's computer systems and network are Macintosh based The Y2K bug are not expected to affect Macintosh based systems. The Company's MIS Director has assessed the computer systems for the
Company and determined the overall systems to be Y2K ready.   The few PC
computer systems in the Company have been converted to newer computers
that are Certified Year 2000 compliant.   Some individual minor issues
have been addressed and will be resolved in the middle of 1999.   These
issues would not significantly affect the function of the Company in any case.

The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Glenn Fine                         40          Chairman, CEO & Director

Alan Woinski                       34          President, CFO & Director

Adam Fine                          29                COO, Director

Lisa Robertson                     32          Vice President, Director

Roger Gros                         46           Vice President, Director

Derek James                        41                  Controller

Kim Santangelo-Woinski             35                   Director

All of the individuals set forth above have been employed by Company as officers for more than five years except for Derek James, Alan Woinski
and Kim Santangelo-Woinski.   Mr. James has been employed by the Company
for three years.  Prior to that time he had served as a controller of
Silver Threads, a manufacturer of women's sportswear in New York City for
3 years.   Alan Woinski and Kim Santangelo-Woinski were the primary
shareholders, officers and directors of Gaming Venture Corp., U.S.A.
prior to the merger with the Company.

Resumes.

Alan Woinski  -  Mr. Woinski is currently President and a Director of the
Company.   Mr. Woinski founded The Gaming Industry Weekly Report in
March, 1993, The Gaming Industry Daily Report in August, 1996 and has
been the editor since their inception.   Mr. Woinski was Vice President
of A & E Printing, Inc. from January 1988 to December 1994.  From January
1995 to July, 1996, Mr. Woinski was President of A & E Printing, Inc., a
commercial printing company.      As Vice-President, Mr. Woinski was in
charge of sales, marketing and production.  As president, Mr. Woinski's duties were expanded to hiring and firing personnel, inventory control
and overseeing all operations of the company.    From December 1992 to
August 1995, Mr. Woinski was also President of Lucky Management Corp, an investment advisory firm that also held interests in other businesses
including printing, real estate, etc.   As president, Mr. Woinski handled
all investment advisory accounts including being the advisor to the
Monitrend Gaming and Leisure fund.    Mr. Woinski served as an advisor
for the Monitrend Gaming and Leisure Mutual Fund from October 1993 to
December 1994 and was Portfolio Manager of the High Rollers Investment
Partnership from December 1992 to October 1993.   Duties as advisor and
portfolio manager included updates on the gaming industry including trend analysis, technical analysis on securities of companies in the gaming
industry, buy and sell recommendations, etc.   Mr. Woinski graduated from
Hofstra University in 1986.

Kim Santangelo-Woinski  -  Mrs. Woinski is currently Vice President of a
subsidiary,and  a  Director  of the Company.   Mrs. Woinski was Vice
President of Lucky Management Corp., an investment advisory firm that also held interests in other businesses including printing, real estate,
etc. from December 1992 to August 1995.   Mrs. Woinski was vice president
in charge of all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc.
From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to the President of Tee Dee's, Inc., a womens
clothing manufacturer.   Mrs. Woinski's duties included office management
and personnel supervision.   From 1990 to 1992, Mrs. Woinski was beverage
manager of Waypointe, Inc., and served as beverage manager of Treadway
Inn Hotel from 1989 to 1991.   Her duties as beverage manager included
hiring staff, inventory and overseeing and filing report for the parent company.

Glenn Fine.  Mr. Fine is Chairman, CEO and a Director of the Company.
Mr. Fine has been Publisher and Chief-Executive-Officer of Casino Journal
Publishing Group since its inception.  Mr. Fine started Casino Journal
Publishing Group in 1984 as a small Atlantic City employee publication.
He has directed the growth of the Company through its startup of various new magazines, newsletters and trade shows and subsequent merger with Gaming Venture Corp., U.S.A. to form Casino Journal Publishing Group,
Inc.





Roger Gros.   Mr. Gros is Vice President and a Director of the Company.
Mr. Gros was Vice President/Development of Casino Journal Publishing
Group.  Since joining Casino Journal Publishing Group in 1984, he has held virtually every editorial title.  He is a founding editor of Casino
Player magazine, directing its editorial division until December 1994.
He remains a senior editor of the Casino Journal and Casino Player as well as the National Gaming Summary and the Atlantic City Insider.  Mr.
Gros also directs Gaming Entertainment Expositions, the trade and consumer show division of Casino Journal Publishing Group, Inc.

Adam A. Fine.   Mr Fine is COO and a Director of the Company.   Adam Fine
was Chief Operating Officer of Casino Journal Publishing Group prior to the merger with Gaming Venture Corp., U.S.A.  After attending Rutgers
University, Mr. Fine played a critical role in the development of Casino
Journal Publishing Group from its inception in 1984.  In addition to serving as Editor-in-Chief of all the groups' publications, including
Casino Journal and Casino Player magazines, he serves also as Chief
Operating Officer, with oversight responsibility for marketing, circulation, sales, new product development and day-to-day operations.
In 1989, Mr. Fine established Casino Journal's Las Vegas office, which has since become the nerve center for the Company's editorial and sales functions.

Lisa Robertson.   Ms. Robertson is VP and a Director of the Company.
Ms. Robertson is Vice President/Creative Director of Casino Journal
Publishing Group, Inc.  Before joining Casino Journal Publishing Group in
1988, she served as production director for the Times Beacon Newspapers of Ocean County, New Jersey.  As Vice President in charge of Casino
Journal's creative services, Ms. Robertson directs the Company's art department and coordinates the production schedules for all its publications, as well as the design and production of corporate direct mail and promotional materials.  She has also played a key role in the development of Gaming Entertainment Expositions Inc., the Company's
tradeshow division.

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at thhe discretion of the Board ofDirectors.

Directorships.   No director or nominee for director holds a directorship
in any other company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, the Company entered into five-year employment contracts with Messr Fines, Woinski and Gros and Ms. Robertson in which they will serve as officers.  Their annual base salaries will range from $150,000 to $525,000 and they will be entitled to increases of 10% in the second through fifth year.  Under the agreement, they may also receive additional unspecified bonuses.  Such bonuses shall be determined by the independent members of the Board of Directors who shall take into account
their individual performances in making such determination.   They will
be subject to a one-year covenant-not-to-compete with the Company that
begins at the end of the term of such agreements.    Mr. Woinksi was paid
$173,692 as an officer of the Company.   Glenn Fine was paid $418,070.
Adam Fine was paid $207,519, Roger Gros was paid $121,409 and Lisa
Robertson was paid $132,354 for the year ended December 31, 1998.

Messrs Fines and Gros and Ms Robertson hold in the aggregate five-year options to purchase 380,000 shares of the Company's Common Stock at an
exercise price of $2.40625 per share.   Mr. Woinski holds in the
aggregate five-year options to purchase 350,000 shares of the Company's
Common Stock at an exercise price of $2.40625 per share which vest at a rate of 20% per year, as long as he is employed by the Company.





Except as discussed above, none of the other officers and/or directors receive any compensation for their services and there are not plans to
pay any such compensation in the near future.    All officers and
directors are, however, reimbursed for expenses incurred on behalf of
Company.

The Company presently has a 401(k) plan available to its employees and
pays one-half of health insurance offered to employees.   The Company
presently has no other pension, health, stock option, annuity, bonus, insurance, profit-sharing or other similar benefit plans; however,
Company may adopt such plans in the future.  There are presently no personal benefits available for directors, officers or employees of
Company.

If any of the five key employees are terminated without cause, they are entitled to eighteen months severance pay. There is no other plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.
The Company has a five year key man insurance policy on Alan Woinski beginning in May 1998 for $2,000,000.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tables list the Company's stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common
Stock beneficially owned by the Directors and elected officers of the Company, as a group.


                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Alan Woinski                                725,300(1)(2)          14.60 %
177 Main Street
Suite 312
Fort Lee, NJ 07024

Lucky Management Corp.                       725,300(1)(2)         14.60%
177 Main Street
Suite 374
Fort Lee, NJ 07024

Kim Santangelo-Woinski                       725,300(1)(2)         14.60%
177 Main Street
Suite 312
Fort Lee, NJ 07024

Glenn Fine                                 2,006,000               40.37%
5240 Southeastern
Las Vegas, NV 89119

Adam Fine                                    501,000               10.08%
5240 Southeastern
Las Vegas, NV 89119

Lisa Robertson                               250,000                5.03%
5240 Southeastern
Las Vegas, NV 89119

Roger Gros                                   250,000                5.03%
5240 Southeastern
Las Vegas, NV 89119

All Directors & Officers
as a group (6 persons)                     3,732,300               75.12%

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

There are currently 64,333 Class A Warrants outstanding held by a nonaffiliated party.

There are currently 94,333 Class B Warrants outstanding held by nonaffiliates.

The Board of Directors and shareholders have approved a Non-Statutory Stock Option Plan to attract and retain persons of experience and ability and whose services are considered valuable aand to encourage the sense ofproprietorship in such persons and to stimulate the active interest of such persons in the development and success of the Corporation.

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

2.        Stock Reserved for the Plan.   Subject to adjustment, a total
of 1,200,000 shares of Common Stock, $.001 par value per share ("Stock"), of the Company shall be subject to the Plan. The Stock subject to the Plan shall consist of unissued shares or previously issued shares reacquired and held by the Company or any Affiliated Corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose. Any of such shares which may remain unsold and which are not subject to outstanding NSOs at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan, the Company shall at all times reserve a sufficient number of shares to meet the requirements of the Plan. Should any NSO expire or be canceled prior to its exercise in full, the unexercised shares theretofore subject to such NSO may again be subjected to an NSO under the Plan.

3.      Option Price.   The purchase price of each share of Stock placed
under NSO shall not be less than Eighty Five percent (85%) of the fair market value of such share on the date the NSO is granted. The fair market value of a share on a particular date shall be deemed to be the average of either (i) the highest and lowest prices at which shares were sold on the date of grant, if traded on a national securities exchange,
(ii) the high and low prices reported in the consolidated reporting system, if traded on a "last sale reported" system, such as NASDAQ, for over the counter securities, or (iii) the high bid and high asked price for other over-the-counter securities. If no transactions in the Stock occur on the date of grant, the fair market value shall be determined as of the next earliest day for which reports or quotations are available. If the common sshares are not then quoted on any exchange or in any quotation medium at the time the option is granted, then the Board of Directors or Committee will use its discretion in selecting a good faith value believed to represent fair market value based on factors then known
to them.   The cash proceeds from the sale of Stock are to be added to the general funds of the Company.

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

Alan Woinski

                     15,000 options to purchase Common Shares at $1.50
                      Expiration date is July, 1999

                      5,000 options to purchase Common Shares at $4.50 Expiration date is January 7, 2000

                      350,000 options to purchase Common Shares at $.2.4062 of which 52,500 have vested.
                      Expiration date is April 2003
Kim Woinski

                     15,000 options to purchase Common Shares at $1.50 Expiration date is July, 1999

                     5,000 options to purchase Common Shares at $4.50 Expiration date is January 7, 2000

These amounts do not include the 380,000 options issued to the owners and managers of the Casino Journal Publishing Group pursuant to the merger. 2.40625, expiration date is April 2000.

Board of Directors Compensation. Members of the Board of Directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meeetings per fiscal year. Allexpenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Corporation. Director liability insurance may be provided to all
members of the Board of Directors.    No differentiation is made in the
compensation of "outside directors" and those officers of the Corporation serving in that capacity.

There is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $133,500 and $87,968 for the years ended December 31, 1998 and 1997, respectively.

ITEM 13.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM  8-K

     (A)    CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors..............................
Balance Sheet......................................................
Statement of Operations............................................
Statement of Shareholders' Equity..................................
Statement of Comprehensive Loss ...................................
Statement of Cash Flows............................................
Notes to Financial Statements......................................

Schedules Omitted:    All schedules other than those shown have been
Omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

CASINO JOURNAL PUBLISHING GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1998 AND 1997

AND

INDEPENDENT AUDITORS' REPORT


CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1998 AND 1997



TABLE OF CONTENTS



Independent Auditors' Report                           22

Consolidated Financial Statements

Balance Sheet at December 31, 1998                     23

Statement of Operations
Years Ended December 31, 1998 and 1997                 24

Statement of Comprehensive Loss
Year Ended December 31, 1998                           25

Statement of Changes in Shareholders' Equity
Years Ended December 31, 1998 and 1997                 26

Statement of Cash Flows
Years Ended December 31, 1998 and 1997                 27

Notes to Consolidated Financial Statements             28-37

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF CASINO JOURNAL PUBLISHING GROUP, INC.

We have audited the accompanying consolidated balance sheet of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.






Friedman Alpren & Green LLP


New York, New York
January 29, 1999

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1998

ASSETS
Current assets
Cash                                                                         $1,124,140
Accounts receivable                                                           1,137,593
Investment in marketable securities                                           1,272,889
Inventories                                                                      33,648
Loans receivable, employees                                                       7,034
Deferred promotion expenses, less accumulated amortization of $216,000          541,161
Prepaid expenses and taxes                                                      123,991
                                                                             -----------
Total current assets                                                          4,240,456

Property and equipment - at cost, less accumulated
   depreciation and amortization                                                250,240

Goodwill, less accumulated amortization of $91,447                            1,742,485
Loan receivable, shareholders and related parties                               626,910
Other assets                                                                     46,481
                                                                             -----------
                                                                             $6,906,572
                                                                             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable                                                                 $  100,000
Accounts payable and accrued expenses                                         1,222,383
Current portion of deferred subscription revenues                             1,286,813
Deferred trade show revenues                                                    312,978
Current portion of deferred advertising revenues                                 83,328
                                                                             -----------
Total current liabilities                                                     3,005,502

Deferred subscription revenues, less current portion                            252,785
Deferred advertising revenues, less current portion                              34,728
                                                                              ----------
                                                                              3,293,015
                                                                              ----------
Commitments                                                                            -

Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
4,968,734 shares issued and outstanding                                           4,969
Additional paid-in capital                                                    3,928,769
Unrealized loss on investments                                                  (72,292)
Accumulated deficit                                                            (247,889)
                                                                              ----------
                                                                              3,613,557
                                                                              ----------
                                                                             $6,906,572
                                                                             ===========

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                            1998                   1997
Revenues
Advertising                              $5,393,314              $4,237,232
Subscriptions                             2,308,098               1,629,207
Trade shows                                 819,607                 914,078
Consulting                                  387,328                       -
Other                                       214,979                 484,494
                                          ---------              ----------
                                          9,123,326               7,265,011
                                          ---------              ----------
Direct costs
Printing                                  1,953,947               1,514,989
Production                                  697,197                 838,425
Postage                                     487,373                 438,238
Distribution                                349,033                 281,210
Commissions                                 814,774                 638,342
Other                                       289,330                 185,536
                                          ---------               ----------
                                          4,591,654               3,896,740
                                          ---------               ---------
  Gross profit                            4,531,672               3,368,271
                                         ----------              ----------
Operating expenses
Promotion                                   558,488                 197,453
General and administrative                4,067,922               2,686,139
Depreciation and amortization               161,212                  59,864
Interest expense                             29,287                  25,504
                                          ---------               ---------
                                          4,816,909               2,968,960
                                          ---------               ---------
  Operating income (loss)                  (285,237)                399,311

Other income                                 40,348                  33,972
                                          ---------               ---------
Income (loss) before income taxes and
  minority interest                        (244,889)                433,283

Income taxes                                  3,000                   2,124
                                          --------                ---------
Income (loss) before minority interest     (247,889)                431,159

Minority interest in earnings of
  American Gaming Summit, LLC                     -                  60,870
                                          ---------               ---------
Net income (loss)                         $(247,889)                370,289

Pro forma income data (unaudited) - 1997
Income before income taxes
   and minority interest,
   as reported                                                     $433,283
Minority interest in earnings of
   American Gaming Summit, LLC,
   as reported                                                       60,870
                                                                  ---------
Income before taxes, as adjusted                                    372,413

Pro forma income taxes                                              140,000
                                                                   --------
Pro forma net income                                               $232,413
                                                                   ========
Basic and diluted income (loss) per share   $(  .06)                   $.08
                                            =======                 =======
Shares used in the calculation of
   income (loss) per share                4,366,067              3,000,000
                                         ==========             ==========

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31, 1998


Net loss                                                     $(247,889)

Other comprehensive loss
Unrealized loss on investments                                 (72,292)
                                                            ----------
Comprehensive loss                                           $(320,181)
                                                             =========

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                 Additional
                                       Common Stock                                 Paid-in                 Accumulated
                                    Shares       Amount                               Capital
Deficit
Balance, January 1, 1997           3,000,000      $11,100                             $66,177                 $60,639

Net income                               -             -                                    -                 370,289

Dividends paid                           -            -                                     -                (723,650)
                                  ---------        ------                              ------                 --------
Balance, December 31, 1997        3,000,000        11,100                              66,177                (292,722)

Dividends paid                           -              -                                   -                 (62,350)

Shares of subsidiary
distributed to shareholder               -              -                            (43,527)                   46,244

Shares issued for acquisition    1,608,734        (6,491)                          3,551,257                         -

Reclassification of Accumulated
   Deficit Attributable
   to S Corporation                                                                (308,828)                   308,828

Issuance of common stock
Private placement                  100,000            100                            199,900                         -
Consulting services                 25,000             25                             56,225                         -
Options exercised                   35,000             35                              7,765                         -
Private placement                  200,000            200                            399,800                         -

Net loss                                 -              -                                  -                  (247,889)
                                 ---------         ------                         ----------                 ---------

Balance, December 31, 1998       4,968,734         $4,969                         $3,928,769                 $(247,889)
                                 =========         =======                         ==========                 ========

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              1998                               1997
Cash flows from operating activities
Net income (loss)                                          $(247,889)                         $370,289
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                                161,212                            59,864
Minority interest in earnings of American Gaming
Summit, LLC                                                        -                            60,870
Changes in assets and liabilities
Accounts receivable                                         (226,827)                           88,451
Inventories                                                     (123)                          (11,397)
Deferred promotion expenses                                 (541,161)                                 -
Prepaid expenses and taxes                                  (245,054)                            9,392
Other assets                                                  17,292                           (20,667)
Accounts payable and accrued expenses                         85,572                           176,911
Deferred subscription revenues                               338,375                           (33,500)
Deferred advertising revenues                                118,056                                  -
Deferred trade show revenues                                 312,978                                  -
                                                            --------                           --------
Net cash provided by (used in) operating activities         (227,569)                           700,213
                                                          ----------                           --------
Cash flows from investing activities
Cash received in merger                                    1,027,365                                  -
Additions to property and equipment                          (82,266)                          (126,892)
Investment in marketable securities, net                    (184,873)                            (2,390)
Loans receivable, employees                                     (373)                            19,253
Loans receivable, shareholders and related parties          (246,588)                           230,519
Merger transaction costs                                    (158,767)                                 -
                                                             -------                            -------
Net cash provided by investing activities                    354,498                            120,490
                                                            --------                           --------
Cash flows from financing activities
Notes payable                                                100,000                           (65,659)
Principal payments on loan payable, automobile                (9,025)                          (14,585)
Issuance of common stock                                     664,050                                 -
Dividends paid                                               (62,350)                         (723,650)
Dividends paid to minority interest                          (29,819)                          (95,000)
                                                             -------                           -------
Net cash provided by (used in) financing activities          662,856                          (898,894)
                                                            --------                          -------
Net increase (decrease) in cash                              789,785                           (78,191)

Cash, beginning of year                                      334,355                           412,546
                                                          ----------                          --------
Cash, end of year                                         $1,124,140                          $334,355
                                                          ==========                          ========
Supplemental cash flow disclosures
Interest paid                                                $29,287                           $25,204
Income taxes paid                                                  -                             4,566

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company, with offices in Las Vegas, Nevada, Atlantic City, New Jersey and Fort Lee, New Jersey, publishes consumer gaming magazines and gaming industry trade publications. The Company also sponsors and operates gaming industry trade shows.

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

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options ($350,000) granted to shareholders of the Company (see Note 4), plus transaction costs of $158,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 1998 includes the accounts of the Company and its subsidiaries (including Gaming). The related accompanying consolidated statements of operations, changes in shareholders' equity, comprehensive loss and cash flows include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities

Marketable securities, consisting of common stock, are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that such investments be stated at fair value, with unrealized gains or losses shown as a separate component of shareholders' equity. Gross and net unrealized losses at December 31, 1998 were $72,292 and are presented as other comprehensive loss and as a component of shareholders' equity.

Inventories

Inventories, which consist principally of books, are stated at the lower of cost (first-in, first-out) or market.

Deferred Promotion Costs

The Company began several direct mailing programs in 1998. It accounts for direct-response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs is to elicit sales from customers, who can be shown to have responded specifically to the advertising, which, accordingly, results in probable future economic benefits. Direct-response advertising consists primarily of printing, postage and promotional costs and will be amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues. Amortization of direct-response advertising costs was $216,000 for the year ended December 31, 1998 and is included in promotion expenses.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The fair values of loans receivable and the note payable approximate their carrying amounts.

Goodwill

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 1998.

Revenue Recognition

Subscription revenues are recognized in income as issues of magazines and newsletters are delivered to the subscribers. Advertising revenues are recognized on publication of the respective magazine. Trade show revenues are recognized when the shows are held.

Income Taxes

The Company and its subsidiaries had elected S Corporation status for Federal and New Jersey income tax purposes, where applicable. Under these elections, taxable income or loss is reportable on the shareholders' individual income tax returns, and the entities are not required to make provisions for Federal income tax. Provisions are made for New Jersey S Corporation tax. Pro forma income taxes for the year ended December 31, 1997 include the adjustments necessary to reflect taxes on a C Corporation basis that would have been incurred by the Company.

Concurrent with the merger with Gaming, the Company became a wholly-owned subsidiary of Gaming, the S Corporation elections terminated and the Company became subject to all Federal and state corporate income taxes.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data

Loss per share for 1998 is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Income per share for 1997 has been computed on a pro forma basis by dividing net income by 3,000,000 shares, which represents the number of shares of Gaming issued to the shareholders of the Company.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Equipment                                        $150,022
Furniture and fixtures                            297,352
Vehicles                                           57,968
Leasehold improvements                             33,662

                                                  539,004
Less - Accumulated depreciation
 and amortization                                 288,764

                                                 $250,240

Depreciation on property and equipment was $68,750 and $59,864 for the years ended December 31, 1998 and 1997, respectively.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3 - NOTE PAYABLE

The note payable of $100,000 is a demand note and requires monthly payments of interest only, beginning May 1, 1998, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note. Interest expense on the note was $9,388 for the year ended December 31, 1998.


4 - STOCK OPTION PLAN

In June 1995, Gaming instituted a stock option plan. Employees, officers and directors are eligible to participate in the plan. The plan will be administered by the Company's Board of Directors. Gaming had reserved 750,000 shares of $.001 par value common stock for the plan. Prior to the merger, the Board of Directors increased the number of shares reserved for issuance to 1,200,000. The option price shall not be less than 85% of the fair market value of the stock on the date the option is granted and shall be for a term of not more than ten years.

On the date of the merger, the owners of the Company were issued two-year options covering 380,000 shares of Gaming at an exercise price of $2.41 (the published stock price of Gaming on that date). The fair value of these options ($350,000), using the Black-Scholes Option Pricing Model, was recorded as part of the acquisition cost.

To induce the continued employment of Gaming's president, the Company granted him an option to purchase up to 350,000 shares of Gaming at an exercise price of $2.41. This option is for a period of five years from the closing date of the merger and vests at a rate of 20% a year, as long as he is employed by the Company.

On September 25, 1998, options to purchase 65,000 shares at an exercise price of $2.13 were granted to employees.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4 - STOCK OPTION PLAN (Continued)

Changes in outstanding options under the stock option plan for the years ended December 31, 1998 and 1997, and options exercisable at December 31, 1998, are as follows:

                                                                        Weighted
                                                 Number                  Average
                                                   of                    Exercise
                                                 Shares                   Price

Outstanding, January 1, 1997 and
  December 31, 1997                              180,000                  $2.45
Granted April 3, 1998 at $2.40                   380,000                   2.40
Granted April 3, 1998 at $2.40                    52,500                   2.40
Granted September 25, 1998 at $2.13               65,000                   2.13
Exercised July 1, 1998 at $.01                   (30,000)                   .01
Exercised July 9, 1998 at $2.25                  (25,000)                  2.25
Exercised December 12, 1998 at $1.50              (5,000)                  1.50
Expired                                          (20,000)                  3.50

Outstanding at December 31, 1998                 597,500                   2.50

Prior to January 1, 1998, the Company accounted for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4 - STOCK OPTION PLAN (Continued)

Had compensation expense for the Company's stock-based compensation plan been determined for the year ended December 31, 1998 based on fair values at the grant dates for awards under those plans, the Company's net loss and loss per share would have been as follows:

Net loss
 As reported                      $(247,889)
Pro forma                          (322,539)
Basic and diluted loss per share
As reported                            (.06)
Pro forma                              (.07)
No stock options were granted during the year ended December 31, 1997.

The weighted average fair value of options granted during 1998 were estimated on the date of grant using the Black-Scholes option-pricing model, and the following assumptions: expected volatility of 65%, risk-free interest rate range of 4.59% to 4.67% depending on grant date, and an expected life ranging from two to five years.

Summary information about the Company's stock options outstanding at December 31, 1998 are as follows:

                                            <c.
                                                                            Weighted
             Outstanding                                                     Average
                 and                                                       Contractual
             Exercisable                    Exercise                         Periods
             at 12/31/98                     Price                         (in Years)

                50,000                        $1.50                            .50
                65,000                         2.13                           1.75
               432,500                         2.40                           4.25
                50,000                         4.50                           1.10

               597,500                       $1.50 - $4.50                    1.90

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5 - STOCK PURCHASE WARRANTS

In June 1995, Gaming authorized a distribution to shareholders of 100,000 each of A and B stock purchase warrants, exercisable as follows:

$4.00 plus one A warrant for each share of common stock
$6.00 plus one B warrant for each share of common stock

The warrants were exercisable for a period of 24 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant. The exercisable period was subsequently extended for an additional 24 months through June 1999.

At December 31, 1998, 64,333 Class A warrants and 94,333 Class B warrants remain outstanding.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $133,500 and $87,968 for the years ended December 31, 1998 and 1997, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $496,027, a loan of $20,710 to a family member of a shareholder, and a loan of $110,173 to another shareholder. The loans bear interest at 6%.


7 - COMMITMENTS

Lease Commitments

In addition to the space leased from related parties (see Note 6), the Company leases premises under a noncancelable operating lease expiring November 30, 2004. The lease requires additional rent payments based on increases in real estate taxes and operating expenses over base period amounts.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7 - COMMITMENTS (Continued)

Lease Commitments (Continued)

Approximate future minimum rent payments at December 31, 1998, including rents under leases with related parties, are as follows:

                                            Year Ending
                                           December 31,

1999                                          $205,000
2000                                           217,000
2001                                           200,000
2002                                           206,000
2003                                           212,000
Thereafter                                     619,000

                                            $1,659,000

Rent expense, including related party rent, was $201,764 and $170,897 for the years ended December 31, 1998 and 1997, respectively.

Employment Agreements

Effective April 1, 1998, the Company has entered into employment agreements with five key employees. Such contracts, with a duration of five years, provide for annual compensation ranging from $150,000 to $525,000 a year.

Consulting and Advisory Agreement

On November 4, 1998, the Company entered into a one-year agreement with an investment bank to find a prospective purchaser or investor for the Company. The investment bank's fee will be a percentage of the total consideration received from a purchaser or investor, with a maximum of 5% of aggregate consideration, as defined in the agreement.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma information presents the estimated consolidated results of the Company as if the acquisition of Gaming had occurred on January 1, 1997.

                                     1998            1997

Revenues                           $9,315,784       $7,922,921
Net loss                             (178,804)        (139,378)
Basic and diluted loss per share         (.04)            (.03)

9 - YEAR 2000 (UNAUDITED)

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000 and beyond. Management's assessment of the Company's systems indicates that the costs associated with solving the Year 2000 problem will be immaterial.



(b)    List of Exhibits

            The following exhibits are filed with this report:

(2) Exchange of Stock/Purchase Agreement incorporated by reference to Form 8-K filed 1/26/98
(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to
           Form S-1, file number 33-98184- to be filed by amendment
(27) Financial Data Schedule






 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 26, 1999        Casino Journal Publishing, Inc.

                                 /s/ Alan Woinski
                                 ------------------------------------
                                 By: Alan Woinski, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Alan Woinski                                                 3/25/99
------------------------------                                     Date:
Alan Woinski
President and Director
(Principal Executive, Financial and Accounting)

/s/ Kim Santangelo-Woinski
3/25/99
------------------------------                                     Date:
Kim Santangelo-Woinski
Director


/s/ Glenn Fine                                                    3/25/99
------------------------------                                     Date:
Glenn Fine
Director


/s/ Adam Fine
3/25/99
------------------------------
Date:
Adam Fine
Chief Operating Officer and Director


/s/ Lisa Robertson
3/25/99
------------------------------
Date:
Lisa Robertson
Vice President and Director


/s/ Roger Gros
3/25/99
------------------------------
Date:
Roger Gros
Vice President and Director


/s/ Derek James
3/25/99
------------------------------
Date:
Derek James
Controller