Form 10QSB
period 1999-03-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 1999-05-14
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 1999

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

                4,976,734 Shares of Common Stock ($.001 par value)
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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET

                          ASSETS

                                        March 31,       December 31,
                                          1999            1998
                                        --------         ------
                                        (Unaudited)
Current assets
Cash                                    $1,449,350       $1,124,140
Accounts receivable                      1,563,479        1,137,593
Investment in marketable securities      1,253,231        1,272,889
Inventories                                 33,300           33,648
Loans receivable, employees                  5,306            7,034
Deferred promotion costs,
   less accumulated amortization
   of $313,000 and $216,000                564,287          541,161
Prepaid expenses 	                          104,195          123,991
                                       -----------      -----------
Total current assets                     4,973,148        4,240,456

Property and equipment - at cost,
   less accumulated depreciation
   and amortization                        244,650          250,240

Goodwill, less accumulated amortization
   of $126,929 and $91,447               1,707,003        1,742,485
Loans receivable, shareholders
   and related parties                     701,207          626,910
Other assets                                43,356           46,481
                                       -----------     ------------
                                        $7,669,364       $6,906,572
                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable                              $100,000         $100,000
Accounts payable and accrued expenses    1,321,701        1,222,383
Current portion of deferred
   subscription revenues                 1,767,943        1,286,813
Deferred trade show revenues               319,019          312,978
Current portion of deferred
   advertising revenues                    123,340           83,328
                                        ----------       ----------
Total current liabilities                3,632,003        3,005,502
                                        ----------       ----------
Deferred subscription revenues,
   less current portion                    330,931          252,785
                                        ----------       ----------
Deferred advertising revenues,
   less current portion                     13,882           34,728
                                        ----------       ----------
Minority interest in American
   Gaming Summit, LLC                       45,400                -
                                        ----------       ----------
Shareholders' equity
   Common stock, $.001 par value;
   50,000,000 shares authorized,
   4,976,734 and 4,968,734 shares
   issued and outstanding in
   1999 and 1998, respectively               4,977            4,969
Additional paid-in capital               3,942,636        3,928,769
Unrealized loss on investments            (239,154)         (72,292)
Accumulated deficit                        (61,311)        (247,889)
                                        ----------       ----------
                                         3,647,148        3,613,557
                                        ----------       ----------
                                        $7,669,364       $6,906,572
                                        ==========       ==========

See accompanying notes to condensed consolidated financial statements

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (Unaudited)

                                             1999             1998
                                            ------           ------
Revenues                                 $3,117,496       $2,080,334

Direct costs                              1,628,293        1,153,209
                                         ----------       ----------
Gross profit                              1,489,203          927,125

General and administrative expenses       1,242,483        1,087,470
                                         ----------       ----------
Income (loss) from operations               246,720         (160,345)

Other income (expenses)                      10,258          (24,151)
                                          ---------       ----------
Income (loss) before minority interest      256,978         (184,496)

Minority interest in earnings of
American Gaming Summit, LLC                  70,400                -
                                          ---------       ----------
   Net income (loss)                       $186,578        $(184,496)
                                          =========        =========
Basic and diluted income per share             $.04             (.06)
                                          =========        =========

Shares used in the calculation of
   Income (Loss) per Share                4,973,990        3,000,000
                                          =========        =========

See Accompanying Notes to Condensed Consolidated Financial Statements

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Unaudited)

                                             1999           1998
                                             ----           ----
Cash flows from operating activities
Net income (loss)	                         $186,578      $(184,496)
Adjustments to reconcile net income
   (loss) to net cash
    provided by (used in)
    operating activities
Depreciation and amortization               51,652         13,998
Minority interest in earnings of
  American Gaming Summit, LLC               70,400            739
Changes in assets and liabilities
Accounts receivable                       (425,886)       131,063
Inventories                                    348         (1,254)
Deferred promotion expenses                (23,126)             -
Prepaid expenses                            19,796       (283,015)
Other assets                                 3,125        (95,948)
Accounts payable and accrued expenses       99,318         74,386
Deferred subscription revenues             559,276        254,421
Deferred trade show revenues                 6,041              -
Deferred advertising revenues               19,166              -
                                           -------        -------
Net cash provided by (used in)
   operating activities                    566,688        (90,106)
                                           -------        -------
Cash flows from investing activities
Additions to property and equipment        (10,580)       (42,111)
Investment in marketable securities, net  (147,204)           232
Loans receivable, employees                  1,728         (1,102)
Loans receivable, shareholders and
   related parties                         (74,297)      (184,333)
                                           -------        -------
Net cash used in investing activities     (230,353)      (227,314)
                                           -------        -------
Cash flows from financing activities
Notes payable                                    -        200,000
Principal payments on loan payable,
  Automobile                                     -         (5,109)
Dividends paid                                   -        (62,350)
Issuance of common stock                    13,875              -
Dividends paid to minority interest        (25,000)             -
                                           -------        -------
Net cash provided by (used in)
   financing activities                    (11,125)       132,541
                                           -------        -------
Net increase (decrease) in cash
   and cash equivalents                    325,210       (184,879)

Cash, beginning of period                1,124,140        334,355
                                        ----------       --------
Cash, end of period                     $1,449,350       $149,476
                                        ==========       ========
Supplemental cash flow disclosures
Interest paid                               $4,021        $10,027
                                            ======        =======

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

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options $(350,000) granted to shareholders of the Company, plus transaction costs of $158,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.


2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of March 31, 1999 and the related accompanying unaudited condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and its subsidiaries. The accompanying unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 exclude the operations of Gaming. All significant intercompany transactions and balances have been eliminated.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable SEC regulations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.


3 - DEFERRED PROMOTION COSTS

The Company began several direct mailing programs in 1998. It accounts for direct-response advertising costs in accordance with the American Institute of Certified
Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs is to elicit sales from customers who can be shown to have responded specifically to the advertising, which, accordingly, results in probable future economic benefits. Direct-response advertising consists primarily of printing, postage and promotional costs and will be amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues.

     CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)



Amortization of direct response advertising costs was $313,000 for the period ended March 31, 1999 and is included in promotion expenses.


4 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at March 31, 1999.


5 - NOTE PAYABLE

The note payable of $100,000 is a demand note and requires monthly payments of interest only, beginning May
1, 1998, at First Union National Bank's prime rate plus
1%. Marketable securities owned by a shareholder are collateral for the note. Interest expense was $4,021 for the three months ended March 31, 1999.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $34,500 and $35,403 for the three months ended March 31, 1999 and 1998, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $528,267, a loan of $3,201 to a family member of a shareholder, and a loan of $169,739 to another shareholder. The loans bear interest at 6%.


7 - SALE OF COMMON STOCK

On January 21, 1999, options to purchase 5,000 shares of common stock at $1.50 a share were exercised.

On February 19, 1999, options to purchase 3,000 shares of common stock at $2.125 a share were exercised.


8 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted
Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income". Comprehensive income is defined to include not only net income or loss, but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the three months ended March 31, 1999, which includes the unrealized loss on investments for the period of $166,862, was $19,716. There were no items of other comprehensive income for the three months ended March 31, 1998.

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

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 and
requires annual rent payments of $18,000.   Total related party rent expense
was $34,500 and $35,403 for the three months ended March 31, 1999 and 1998, respectively.

For the quarter ended March 31, 1999, the Company had an increase in loan receivables from shareholders and related parties of $74,297 and a decrease in loans receivable from employees of $1,728. The Company purchased $10,580 worth of equipment, and had an increase in marketable securities of $147,204. As a result, the Company had cash flow used in investing activities of $230,353 for the quarter ended March 31, 1999.

For the quarter ended March 31, 1998, the Company had an increase in loan receivables from shareholders and related parties of $184,333 and an increase in loans receivable from employees of $1,102 . The Company purchased $42,111 worth of equipment, and had a decrease in marketable securities of $232. As a result, the Company had cash flow used in investing activities of $227,314 for the quarter ended March 31, 1998.

For the quarter ended March 31, 1999, the Company made distributions of $25,000 to aminority interests for the quarter ended March 31, 1999

The Company received proceeds of $13,875 from the issuance of its common
stock.   As a result, the Company had net cash provided by financing activities of $11,125 for the quarter ended March 31, 1999.

For the quarter ended March 31, 1998, the Company had an increase in notes
payable of $200,000.   The Company made principal payments on loan payable,
automobile of $5,109.  The Company made distributions of $62,350 to the then
sole stockholder for the quarter ended March 31, 1998.   As a result, the
Company had net cash provided financing activities of $132,541 for the quarter ended March 31, 1999.

Results of Operations.    The Company had net income of $186,578 for the
quarter ended March 31, 1999. The Company received revenues of $3,117,496 that consisted of advertising revenue of $1,546,624, subscription revenues of $782,282 and other revenues which consisted primarily of consulting fees of $114,014, tradeshow revenues of $577,305 and miscellaneous revenues of $97,271. The Company had direct costs of $1,628,293 for the quarter ended
March 31, 1999.   Operating expenses for the quarter ended March 31, 1999
were $1,242,483 that includes payroll related costs of $829,462, postage of
$67,791 and other nonmaterial expenses of $283,943.   Promotion expenses
were $61,287 for the quarter ended March 31, 1999.

The Company had an increase in accounts receivable of $425,886.
Inventories decreased $348 for the quarter ended March 31, 1999 and prepaid expenses decreased by $19,796. Deferred promotion expenses increased $23,126 due primarily to the Company's direct mail marketing campaigns.
Deferred advertising revenues increased $19,166.   Deferred subscription
revenues increased $559,276 from the sale of its magazine and newsletter
subscriptions.   Deferred tradeshow revenues increased $6,041.   The Company
had depreciation and amortization of $51,652 for the quarter ended March 31,
1999.   The Company had minority interest in earnings of American Gaming
Summit, LLC of $70,400.  The Company had an increase in accounts payable and
accrued expense of $99,318.   Other assets decreased by $3,125 for the
quarter ended March 31, 1999. Net cash provided by operations for the quarter ended March 31, 1999 was $566,688

The Company had net loss of $184,496 for the quarter ended March 31, 1998. The Company received revenues of $2,080,334 that consisted of advertising revenue of 1,232,892, subscription revenue of $505,931 and other revenues that consisted primarily of trade show revenue of $170,148 and miscellaneous revenues of $171,363. The Company had direct costs of $1,153,209 for the
quarter ended March 31, 1998.   Operating expenses for the quarter ended
March 31, 1998 were $1,087,470. These consisted principally of general payroll related costs of $507,562, bad debts of $88,753, travel and entertainment of $56,830 and other nonmaterial expenses of $361,611.
Promotion expenses were $72,714.   The Company had a decrease in accounts
receivable of $131,063.    Inventories increased $1,254 for the quarter
ended March 31, 1998 and prepaid expenses increased by $283,015.   Deferred
subscription revenue increased $254,421.   For the quarter ended March 31,
1998, the Company had minority interest in earnings of subsidiary of $739. The Company had depreciation and amortization of $13,998 for the quarter
ended March 31, 1998.   The Company had an increase in accounts payable and
accrued expenses of $74,386.   Other assets increased by $95,948 for the
quarter ended March 31, 1998. Net cash used in operations for the quarter ended March 31, 1998 was $90,106.

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


May 11, 1999