Form 10QSB
period 1999-06-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 1999-08-13
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                    ----------    ----------

                 Commission file number - 33-98184

                     CASINO JOURNAL PUBLISHING GROUP, INC.
                    (Formerly GAMING VENTURE CORP., U.S.A.)
         Exact name of Registrant as specified in its charter)

          NEVADA                                      22-3378922
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                      Identification
                                                       Number)

8025 Blackhorse Pike, Bayport One, Suite 470
West Atlantic City, NJ                                  08232
(Address of principal executive offices)             (Zip Code)

                      (201) 599-8484
            (Registrant's telephone number, including area code)

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

                5,001,734 Shares of Common Stock ($.001 par value)
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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS
                              ------

                                         June 30,              December 31,
                                           1999                   1998
                                        ----------             ----------
                                        (Unaudited)
Current assets
  Cash                                  $ 1,201,029            $ 1,124,140
  Accounts receivable                     1,792,332              1,137,593
  Investment in marketable securities     1,552,197              1,272,889
  Inventories                                33,986                 33,648
  Loans receivable, employees                11,259                  7,034
  Deferred promotion costs,
    less accumulated amortization
    of $322,000 and $216,000                527,230                541,161
  Prepaid expenses                          104,962                123,991
                                          ---------              ---------
       Total current assets               5,222,995              4,240,456

Property and equipment - at cost,
  less accumulated depreciation
  and amortization                          251,079                250,240

Goodwill, less accumulated
  amortization of $157,412 and $91,447    1,676,520              1,742,485
Loans receivable, shareholders
  and related parties                       732,311                626,910
Other assets                                 43,038                 46,481
                                        -----------             ----------
                                        $ 7,925,943            $ 6,906,572
                                        ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                            $ 100,000              $ 100,000
  Accounts payable and accrued expenses   1,220,953              1,222,383
  Current portion of deferred
     subscription revenues                2,140,994              1,286,813
  Deferred trade show revenues                    -                312,978
  Current portion of deferred
   advertising revenues                      86,389                 83,328
  Income taxes payable                      148,000                      -
                                          ---------              ---------
             Total current liabilities    3,696,336              3,005,502
                                          ---------              ---------
Deferred subscription revenues,
   less current portion                     360,275                252,785
                                          ---------              ---------
Deferred advertising revenues,
   less current portion                           -                 34,728
                                          ---------              ---------
Shareholders' equity
Common stock, $.001 par value;
  50,000,000 shares authorized,
  5,001,734 and 4,968,734 shares
  issued and outstanding in
  1999 and 1998, respectively                 5,002                 4,969
Additional paid-in capital                3,990,111             3,928,769
Unrealized loss on investments             (347,924)             ( 72,292)
Retained earnings (deficit)                 222,143              (247,889)
                                          ---------             ---------
                                          3,869,332             3,613,557
                                          ---------             ---------
                                         $7,925,943            $6,906,572
                                         ==========            ==========

See accompanying notes to condensed consolidated financial statements.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
              Condensed CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)

                                  Three Months Ended         Six Months Ended
                                        June 30,                 June 30,
                                 --------------------      --------------------
                                     1999      1998           1999         1998
                                    -----      -----          -----        -----
Revenues                       $ 3,638,920  $ 2,624,699  $ 6,756,416  $ 4,705,033
Direct costs                     1,802,546    1,029,240    3,430,839    2,182,449
                                ----------   ----------   ----------   ----------

          Gross profit           1,836,374    1,595,459     3,325,577   2,522,584

General and administrative
   expenses                      1,418,983    1,184,968     2,661,466   2,272,438
                                ----------   ----------   -----------  ----------

          Income from operations   417,391      410,491       664,111     250,146

Other income                         8,857       30,668        19,115       6,517

          Income before income taxes
            and minority interest  426,248      441,159       683,226     256,663

Income taxes                       148,000      128,000       148,000     128,000
                                 ---------    ---------      --------    --------
          Income before minority
            interest               278,248      313,159       535,226     128,663

Minority interest in earning
  (loss) of American Gaming
   Summit, LLC                     (5,206)            -        65,194            -
                                ---------     ---------     ---------    ---------
Net income                      $ 283,454     $ 313,159     $ 470,032    $ 128,663
                                =========     =========     =========    =========
Basic and diluted income
   per share                        $ .06         $ .07         $ .09        $ .03
                                =========     =========     =========    =========
Shares used in calculation of
   income per share             4,984,097     4,633,020     4,979,071    3,803,245
                                =========     =========     =========    =========

See accompanying notes to condensed consolidated financial statements.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (Unaudited)

                                                          1999              1998
                                                         ------            ------
Cash flows from operating activities
  Net income                                             $ 470,032        $ 128,663
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation and amortization                         100,933           51,269
     Minority interest in earnings of American Gaming
       Summit, LLC                                          65,194                -
     Changes in assets and liabilities
       Accounts receivable                                (654,739)         ( 9,878)
       Inventories                                           ( 338)           3,234
       Deferred promotion expenses                          13,931                -
       Prepaid expenses                                     19,029         (523,887)
       Other assets                                          3,443           17,473
       Accounts payable and accrued expenses               ( 1,430)        (196,397)
       Deferred subscription revenues                      961,671          182,423
       Deferred trade show revenues                       (312,978)               -
       Deferred advertising revenues                      ( 31,667)               -
       Income taxes payable                                148,000           80,823
                                                          --------          -------
           Net cash provided by (used in)
              operating activities                         781,081         (266,277)
                                                          --------         --------
Cash flows from investing activities
  Additions to property and equipment                     ( 35,807)        ( 60,877)
  Investment in marketable securities, net                (554,940)          39,664
  Loans receivable, employees                              ( 4,225)           3,322
  Loans receivable, shareholders and related parties      (105,401)        (253,222)
                                                          --------         --------
              Net cash used in investing activities       (700,373)        (271,113)
                                                          --------         --------
Cash flows from financing activities
  Notes payable                                                  -          200,000
  Principal payments on loan payable, automobile                 -          ( 9,025)
  Issuance of common stock                                  61,375          200,238
  Dividends paid                                                 -         ( 62,350)
  Dividends paid to minority interest                     ( 65,194)               -
                                                          --------         --------
              Net cash provided by (used in)
                financing activities                       ( 3,819)         328,863
                                                          --------         --------
Net increase (decrease) in cash                             76,889         (208,527)

Cash, beginning of period                                1,124,140        1,361,720
                                                        ----------       ----------
Cash, end of period                                    $ 1,201,029      $ 1,153,193
                                                       ===========      ===========
Supplemental cash flow disclosures
Interest paid                                              $ 7,366         $ 19,145
                                                           =======         ========

See accompanying notes to condensed consolidated financial statements.

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1 - Acquisition
On April 3, 1998, the Company and its combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada corporation ("Gaming"). The Company and its combined affiliates became wholly owned subsidiaries of Gaming, the legal acquiror. As the shareholders of the Company and its combined affiliates acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction.

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share, and the value of stock options ($350,000) granted to shareholders of the Company, plus transaction costs of $158,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.

2 - Basis of Presentation
The accompanying unaudited condensed consolidated balance sheet as of June 30, 1999 and the related accompanying unaudited condensed consolidated statements of income and cash flows include the results of operations and cash flows of the Company and its subsidiaries. The accompanying unaudited condensed consolidated statements of income and cash flows for the six months ended June 30, 1998 include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. All significant intercompany transactions and balances have been eliminated.

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

3 - DEFERRED PROMOTION COSTS
The Company began several direct mailing programs in 1998. It accounts for direct-response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs is to elicit sales from customers who can be shown to have responded specifically to the advertising, which, accordingly, results in probable future economic benefits. Direct-response advertising consists primarily of printing, postage and promotional costs and will be amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues. Amortization of direct response advertising costs was $106,000 for the six months ended June 30, 1999 and is included in promotion expenses.

4 - Goodwill
Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at June 30, 1999.

5 - NOTE PAYABLE
The note payable of $100,000 is a demand note and requires monthly payments of interest only, beginning May 1, 1998, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note. Interest expense was $5,281 and $4,894 for the six months ended June 30, 1999 and 1998, respectively.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO condensed CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6 - RELATED PARTY TRANSACTIONS
The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $69,000 and $35,403 for the six months ended june 30, 1999 and 1998, respectively.

Loans receivable, shareholders and related parties at June 30, 1999 include loans to the majority shareholder of $530,854, a loan of $3,948 to a family member of a shareholder, a loan of $184,761 to another shareholder and loans to two shareholders totaling $12,748. The loans bear interest at 6%.

7 - SALE OF COMMON STOCK
On January 21, 1999, options to purchase 5,000 shares of common stock at $1.50 a share were exercised.

On February 19, 1999, options to purchase 3,000 shares of common stock at $2.125 a share were exercised.

On June 1, 1999, options to purchase 15,000 shares of common stock at $1.50 a share were exercised.

On June 9, 1999, options to purchase 10,000 shares of common stock at $2.50 a share were exercised.

8 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include not only net income or loss, but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the three months and six months ended June 30, 1999, which includes the unrealized loss on investments for the periods of $108,770 and $275,632, respectively, was $174,684 and $194,400, respectively. Total comprehensive income (loss) for the three months and six months ended June 30, 1998, which includes the unrealized loss on investments for the periods of $160,848, was $152,311 and $(32,185), respectively.

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

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by the Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options ($350,000) granted to shareholders of the Company (see Note 4 to the Audited Financial Statements) plus transaction costs of $158,767.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 and
requires annual rent payments of $18,000.   Total related party rent expense
was $69,000 and $35,403 for the six months ended June 30, 1999 and 1998, respectively.

For the six months ended June 30, 1999, the Company had an increase in loan receivables from shareholders and related parties of $105,401 and an increase in loans receivable from employees of $4,225. The Company purchased $35,807 worth of equipment, and had an increase in marketable securities of $554,940. As a result, the Company had cash flow used in investing activities of $700,373 for the six months ended June 30, 1999.

For the six months ended June 30, 1998, the Company had an increase in loan receivables from shareholders and related parties of $253,222 and an decrease in loans receivable from employees of $3,322. The Company purchased $60,877 worth of equipment, and had a decrease in marketable securities of $39,664. As a result, the Company had cash flow used in investing activities of $271,113 for the six months ended June 30, 1998.

For the six months ended June 30, 1999, the Company made distributions of
$65,194 to a minority interest.   The Company received proceeds of $61,375
from the issuance of its common stock.   As a result, the Company had net
cash used in financing activities of $3,819 for the six months ended
June 30, 1999.

For the six months ended June 30, 1998, the Company had an increase in
notes payable of $200,000.   The Company made principal payments on
loan payable, automobile of $9,025.  The Company received proceeds of
$200,238 from the issuance of its common stock.   The Company made
distributions of $62,350 to the then sole stockholder for the six
months ended June 30, 1998.   As a result, the Company had net cash
provided by financing activities of $328,863 for the six months ended June 30, 1998.

Results of Operations.    The Company had net income of $470,032 for
the six months ended June 30, 1999.   The Company received revenues of
$6,756,416 that consisted of advertising revenue of $3,530,629, subscription revenues of $1,607,357 and other revenues which consisted primarily of consulting fees of $281,325, tradeshow revenues of

$1,186,148 and miscellaneous revenues of $150,957.   The Company had
direct costs of $3,430,839 for the six months ended June 30, 1999. Operating expenses for the six months ended June 30, 1999 were $2,661,466 that includes payroll related costs of $1,578,580, postage
of  $138,711 and other nonmaterial expenses of $680,838.   Promotion
expenses were $263,337 for the six months ended June 30, 1999.

The Company had an increase in accounts receivable of $654,739. Inventories increased $338 for the six months ended June 30, 1999 and prepaid expenses decreased by $19,029. Deferred promotion expenses
decreased $13,931.   Deferred advertising revenues decreased $31,667.
Deferred subscription revenues increased $961,671 from the sale of its
magazine and newsletter subscriptions.   Deferred tradeshow revenues
decreased $312,978.   The Company had depreciation and amortization of
$100,933 for the six months ended June 30, 1999.   The Company had
minority interest in earnings of American Gaming Summit, LLC of $65,194. The Company had a decrease in accounts payable and accrued expense of $1,430 and an increase in income taxes payable of $148,000. Other assets decreased by $3,443 for the six months ended June 30, 1999. Net cash provided by operations for the six months ended June 30, 1999 was $781,081.

The Company had net income of $128,663 for the six months ended June
30, 1998.   The Company received revenues of $4,705,033 that consisted of advertising revenue of $2,722,540, subscription revenue of $930,641 and other revenues that consisted primarily of consulting fees and trade show revenue of $1,051,852. The Company had direct costs of
$2,182,449 for the six months ended June 30, 1998.   Operating expenses
for the six months ended June 30, 1998 were $2,272,438. These consisted principally of general payroll related costs of $1,268,432, advertising and promotion of $179,668, postage of $131,404, travel and entertainment of $119,248, bad debts of $91,509 and other nonmaterial
expenses of $482,177.   The Company had an increase in accounts
receivable of $9,878.    Inventories decreased $3,234 for the six
months ended June 30, 1998 and prepaid expenses increased by $523,887. Deferred subscription revenue increased $182,423. The Company had depreciation and amortization of $51,269 for the six months ended June
30, 1998.   The Company had a decrease in accounts payable and accrued expenses of $196,397 and an increase in income taxes payable of
$80,823.   Other assets decreased by $17,473 for the six months ended
June 30, 1998. Net cash used in operations for the six months ended June 30, 1998 was $266,277.

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


August 11, 1999