Form 10QSB
period 1999-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 1999-11-15
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                ----------       ----------

                 Commission file number - 000-21483

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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:



         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET


                                                     ASSETS
                                                  ------------

                                                         September 30,                December 31,
                                                             1999                        1998
                                                      -----------------         ------------------
                                                         (Unaudited)
Current assets
Cash                                                   $   1,358,531            $   1,124,140
Accounts receivable                                        1,768,909                1,137,593
Investment in marketable securities                        1,547,865                1,272,889
Inventories                                                   38,981                   33,648
Loans receivable, employees                                   11,477                    7,034
Deferred promotion costs, less accumulated amortization
of $376,000 and $216,000                                     505,688                  541,161
Prepaid expenses                                              39,696                  123,991
                                                     ---------------          ---------------
Total current assets                                       5,271,147                4,240,456

Property and equipment - at cost, less accumulated depreciation
and amortization 	                                            249,984                  250,240

Goodwill, less accumulated amortization of
    $187,894 and $91,447                                   1,646,038                1,742,485
Loans receivable, shareholders and related parties           797,312                  626,910
Other assets                                                  46,038                   46,481
                                                       -------------             ------------

                                                        $  8,010,519             $  6,906,572
                                                       =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable                                           $      90,000           $     100,000
Accounts payable and accrued expenses                      1,205,114               1,222,383
Current portion of deferred subscription revenues          2,162,927               1,286,813
Deferred trade show revenues                                  14,342                 312,978
Current portion of deferred advertising revenues              55,526                  83,328
Income taxes payable                                         158,000                       -
                                                     ---------------        ----------------

Total current liabilities                                  3,685,909               3,005,502
                                                     ---------------        ----------------

Deferred subscription revenues, less current portion         419,364                 252,785
                                                     ---------------         ---------------

Deferred advertising revenues, less current portion                -                  34,728
                                                      --------------         ---------------

Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
5,001,734 and 4,968,734 shares issued and outstanding in
1999 and 1998, respectively                                     5,002                  4,969
Additional paid-in capital                                  3,990,111              3,928,769
Unrealized loss on investments                               (348,525)              ( 72,292)
Retained earnings (deficit)                                   258,658               (247,889)
                                                       --------------          -------------

                                                            3,905,246              3,613,557
                                                       --------------         --------------

                                                         $  8,010,519           $  6,906,572
                                                       ==============          =============

         See accompanying notes to condensed consolidated financial statements

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------       -------------------------
                                                         1999                 1998        1999	               1998
                                                        ------                -----       -----              -----
Revenues                                            $  2,966,493           $2,186,660   $ 9,722,909      $ 6,911,693

Direct costs                                           1,576,432            1,237,109     5,007,271        3,463,251
                                                    ------------           ----------   -----------      -----------
Gross profit                                           1,390,061              949,551     4,715,638        3,448,442

General and administrative expenses                    1,262,745            1,172,573     3,924,211        3,445,011
                                                     -----------           ----------    ----------        ---------
Income (loss) from operations                            127,316             (223,022)      791,427            3,431

Other income (expenses)                                   12,245             (  4,909)       31,360           25,301
                                                      ----------           ----------     ---------        ----------
Income (loss) before income
taxes and minority interest                              139,561             (227,931)      822,787           28,732

Income taxes (benefit)                                    10,000             (122,000)      158,000            6,000
                                                       ---------           ----------      --------         --------
Income (loss) before minority
interest                                                 129,561             (105,931)      664,787           22,732

Minority interest in earnings of
American Gaming Summit, LLC and
Southern Gaming Summit, LLC                               93,046                    -       158,240                -
                                                        --------             --------       --------       ---------
Net income (loss)                                      $  36,515          $  (105,931)   $  506,547        $  22,732
                                                       =========          ===========    ==========        =========
Basic and diluted income (loss) per share                 $  .01              $  (.02)       $  .10           $  .01
                                                       =========          ===========    ==========        =========
Shares used in calculation of income
(loss) per share 	                                      5,001,734            4,916,868     4,986,708        4,164,289
                                                       =========          ===========    ==========        ==========


 See accompanying notes to condensed consolidated financial statements

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)

                                                                1999                   1998
                                                                -----                 ------
Cash flows from operating activities
Net income                                                   $  506,547             $  22,732
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization                                   147,957                92,432
Minority interest in earnings of American Gaming
Summit, LLC and Southern Gaming Summit, LLC                     158,240                     -
Changes in assets and liabilities
Accounts receivable                                            (631,316)               (3,046)
Inventories                                                      (5,333)                5,810
Deferred promotion costs                                         35,473                     -
Prepaid expenses 	                                                84,295              (569,664)
Other assets                                                        443                 6,254
Accounts payable and accrued expenses                           (17,269)              (77,573)
Deferred subscription revenues                                1,042,693               263,267
Deferred trade show revenues                                   (298,636)                    -
Deferred advertising revenues                                   (62,530)                    -
Income taxes payable                                            158,000               (49,190)
                                                              ---------               -------
Net cash provided by (used in) operating activities           1,118,564              (308,978)
                                                              ---------               -------
Cash flows from investing activities
Additions to property and equipment                             (51,254)              (68,181)
Investment in marketable securities, net                       (551,209)             (168,163)
Loans receivable, employees                                      (4,443)                6,661
Loans receivable, shareholders and related parties             (170,402)             (256,212)
                                                              ----------             --------
   Net cash used in investing activities                       (777,308)             (485,895)
                                                              ---------              --------
Cash flows from financing activities
Notes payable                                                   (10,000)              100,000
Principal payments on loan payable, automobile                        -                (9,025)
Issuance of common stock                                         61,375               656,605
Dividends paid                                                        -               (62,350)
Dividends paid to minority interest                            (158,240)                    -
                                                              ---------              --------
Net cash provided by (used in) financing activities            (106,865)              685,230
                                                               --------              --------
Net increase (decrease) in cash                                 234,391              (109,643)

Cash, beginning of period                                     1,124,140             1,361,720
                                                              ---------             ---------
Cash, end of period                                        $  1,358,531          $  1,252,077
                                                           ============          ============
Supplemental cash flow disclosures
Interest paid                                                 $  11,116             $  29,080
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


2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of September 30, 1999 and the related accompanying unaudited condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company and its subsidiaries. The accompanying unaudited condensed consolidated statements of operations and cash flows for the nine months ended September 30, 1998 include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. All significant intercompany transactions and balances have been eliminated.

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

3 - DEFERRED PROMOTION COSTS

The Company began several direct mailing programs in 1998. It accounts for direct-response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs is to elicit sales from customers who can be shown to have responded specifically to the advertising, which, accordingly, results in probable future economic benefits. Direct-response advertising consists primarily of printing, postage and promotional costs and will be amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues. Amortization of direct response advertising costs was $160,000 and $155,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in promotion expenses.

 CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at September 30, 1999.


5 - NOTE PAYABLE

The note payable of $90,000 at September 30, 1999 is a demand note and required monthly payments of interest only, for the period May 1, 1998 to August 31, 1999, at First Union National Bank's prime rate plus 1%. Effective September 1, 1999, the Company is making monthly principal payments of $10,000 in addition to interest. Marketable securities owned by a shareholder are collateral for the note.
Interest expense was $7,766 and $6,315 for the nine months ended September 30, 1999 and 1998, respectively.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $103,500 and $69,903 for the nine months ended September 30, 1999 and 1998, respectively.

Loans receivable, shareholders and related parties at September
30, 1999 include loans to the majority shareholder of $530,106, a loan of $4,806 to a member of a shareholder's family, a loan of $249,652 to another shareholder, and loans to two shareholders totaling $12,748. The loans bear interest at 6%.


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


8 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include not only net income or loss, but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Total comprehensive income for the three months and nine months ended September 30, 1999, which includes the unrealized loss on investments for the periods of $601 and $276,233, respectively, was $35,914 and $230,314, respectively. Total comprehensive loss for the three months and nine months ended September 30, 1998, which includes the unrealized loss on investments for the periods of $106,033 and $266,881, respectively, was $(186,587) and $(218,772), respectively.

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

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on
January 1, 1996 and requires annual rent payments of $18,000.   Total
related party rent expense was $103,500 and $69,903 for the nine months ended September 30, 1999 and 1998, respectively.

For the nine months ended September 30, 1999, the Company had an increase in loan receivables from shareholders and related parties of $170,402 and an increase in loans receivable from employees of $4,443. The Company purchased $51,254 worth of equipment, and had an increase in marketable securities of $551,209. As a result, the Company had cash flow used in investing activities of $777,308 for the nine months ended September 30, 1999.

For the nine months ended September 30, 1998, the Company had an increase in loan receivables from shareholders and related parties of $256,212 and an decrease in loans receivable from employees of $6,661. The Company purchased $68,181 worth of equipment, and had an increase in marketable securities of $168,163. As a result, the Company had cash flow used in investing activities of $485,895 for the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, the Company had a
decrease in notes payable of $10,000.   The Company made distributions
of $158,240 to a minority interest.   The Company received proceeds of
$61,375 from the issuance of its common stock.   As a result, the
Company had net cash used in financing activities of $106,865 for the nine months ended September 30, 1999.

For the nine months ended September 30, 1998, the Company had an
increase in notes payable of $100,000.   The Company made principal
payments on loan payable, automobile of $9,025.  The Company received
proceeds of $656,605 from the issuance of its common stock.   The
Company made distributions of $62,350 to the then sole stockholder for
the nine months ended September 30, 1998.   As a result, the Company
had net cash provided by financing activities of $685,230 for the nine months ended September 30, 1998.

Results of Operations.    The Company had net income of $506,547 for
the nine months ended September 30, 1999.   The Company received
revenues of $9,772,909 that consisted of advertising revenue of $5,478,864 , subscription revenues of $2,398,583 and other revenues which consisted primarily of consulting fees of $477,581, tradeshow
revenues of $1,185,335 and miscellaneous revenues of $182,546.   The
Company had direct costs of $5,007,271 for the nine months ended
September 30, 1999.   Operating expenses for the nine months ended
September 30, 1999 were $3,924,211 that includes payroll related costs of $2,355,280 , postage of $210,545 and other nonmaterial expenses of
$1,027,133.   Promotion expenses were $331,253 for the nine months
ended September 30, 1999.

The Company had an increase in accounts receivable of $631,316. Inventories increased $5,333 for the nine months ended September 30, 1999 and prepaid expenses decreased by $84,295. Deferred promotion
costs decreased $35,473.   Deferred advertising revenues decreased
$62,530.   Deferred subscription revenues increased $1,042,693 from the
sale of its magazine and newsletter subscriptions.   Deferred tradeshow
revenues decreased $298,636.   The Company had depreciation and
amortization of $147,957 for the nine months ended September 30, 1999. The Company had minority interest in earnings of American Gaming Summit, LLC and Southern Gaming Summit, LLC or $158,240. The Company had a decrease in accounts payable and accrued expense of $17,269 and
an increase in income taxes payable of $158,000.   Other assets
decreased by $443 for the nine months ended September 30, 1999. Net cash provided by operations for the nine months ended September 30, 1999 was $1,118,564.

The Company had net income of $22,732 for the nine months ended
September 30, 1998.   The Company received revenues of $6,911,693 that
consisted of advertising revenue of $4,204,794, subscription revenue of $1,389,657 and other revenues that consisted primarily of consulting fees of 403,344, trade show revenue of $659,612 and miscellaneous revenues of $254,286. The Company had direct costs of $3,463,251 for
the nine months ended September 30, 1998.   Operating expenses for the
nine months ended September 30, 1998 were $3,445,011. These consisted principally of general payroll related costs of $1,925,015, advertising and promotion of $334,161, postage of $196,119, travel and entertainment of $153,181, bad debts of $100,361 and other nonmaterial
expenses of $736,174.   The Company had an increase in accounts
receivable of $3,046.    Inventories decreased $5,810 for the nine
months ended September 30, 1998 and prepaid expenses increased by
$569,664.   Deferred subscription revenue increased $263,267.  The
Company had depreciation and amortization of $92,432 for the nine
months ended September 30, 1998.   The Company had a decrease in
accounts payable and accrued expenses of $77,573 and a decrease in
income taxes payable of $49,190.   Other assets decreased by $6,254 for
the nine months ended September 30, 1998. Net cash used in operations for the nine months ended September 30, 1998 was $308,978.

The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues.
The Company is focusing on decreasing administrative costs.   However,
increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Any of the Company's computer programs that have
time-sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

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


November 9, 1999