Form 10QSB/A
period 1999-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 1999-11-15
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549
                         AMENDMENT 1 TO
                          FORM 10-QSB

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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:



         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEET


                                                     ASSETS
                                                  ------------

                                                         September 30,                December 31,
                                                             1999                        1998
                                                      -----------------         ------------------
                                                         (Unaudited)
Current assets
Cash                                                   $   1,358,531            $   1,124,140
Accounts receivable                                        1,768,909                1,137,593
Investment in marketable securities                        1,547,865                1,272,889
Inventories                                                   38,981                   33,648
Loans receivable, employees                                   11,477                    7,034
Deferred promotion costs, less accumulated amortization
of $376,000 and $216,000                                     505,688                  541,161
Prepaid expenses                                              39,696                  123,991
                                                     ---------------          ---------------
Total current assets                                       5,271,147                4,240,456

Property and equipment - at cost, less accumulated depreciation
and amortization 	                                           249,984                  250,240

Goodwill, less accumulated amortization of
    $187,894 and $91,447                                   1,646,038                1,742,485
Loans receivable, shareholders and related parties           797,312                  626,910
Other assets                                                  46,038                   46,481
                                                       -------------             ------------

                                                        $  8,010,519             $  6,906,572
                                                       =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable                                           $      90,000           $     100,000
Accounts payable and accrued expenses                      1,205,114               1,222,383
Current portion of deferred subscription revenues          2,162,927               1,286,813
Deferred trade show revenues                                  14,342                 312,978
Current portion of deferred advertising revenues              55,526                  83,328
Income taxes payable                                         158,000                       -
                                                     ---------------        ----------------

Total current liabilities                                  3,685,909               3,005,502
                                                     ---------------        ----------------

Deferred subscription revenues, less current portion         419,364                 252,785
                                                     ---------------         ---------------

Deferred advertising revenues, less current portion                -                  34,728
                                                      --------------         ---------------

Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
5,001,734 and 4,968,734 shares issued and outstanding in
1999 and 1998, respectively                                    5,002                   4,969
Additional paid-in capital                                 3,990,111               3,928,769
Unrealized loss on investments                              (348,525)               ( 72,292)
Retained earnings (deficit)                                  258,658                (247,889)
                                                       --------------          -------------

                                                           3,905,246               3,613,557
                                                      --------------          --------------

                                                        $  8,010,519            $  6,906,572
                                                      ==============          ==============

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