Form 10KSB
period 1999-12-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2000-03-30
CIK 1002455

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/99
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 33-98184

         CASINO JOURNAL PUBLISHING GROUP, INC.
        (Formerly GAMING VENTURE CORP., U.S.A.)
         Exact name of Registrant as specified in its charter)

  NEVADA	                                                 22-3378922
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                           Identification
                                                             Number)

8025 Black Horse Pike, Suite 470, West Atlantic City, NJ      08232
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

The Company's revenues for its most recent fiscal year were $13,407,614. As of December 31, 1999, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,868,750.

The number of shares outstanding of Company's only class of common stock, as of December 31,1999 was 5,004,034 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

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

The Company organizes and sponsors five industry-wide trade shows each year: the American Gaming, Lodging and Leisure Summit in Las Vegas, Nevada, the Southern Gaming Summit in Biloxi, Mississippi, the Atlantic City Chamber of Commerce Business Expo, the University of Nevada Las Vegas Casino Ops shows and the Northern Gaming Summit in Detroit, Michigan. At these events, products and services related to the gaming, lodging and leisure industries are exhibited at trade shows by vendors, casinos and government/political organizations. Educational programs are disseminated though seminars, lectures and speeches. Special events are held such as luncheons, cocktail receptions and dinners.

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

The Company's mail-order catalog markets gaming-related products, such as books and manuals for gamblers and industry executives, instructional video tapes on all casino games, gaming memorabilia like replica slot machines and decks of playing cards, sporting items signed by famous athletes, clothing and furnishings with casino logos. In 1999, the Company launched their Dealers choice Giftshop on the Internet.

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

In June of 1998, the Company began production of a trade magazine
called Casino Ops.   Casino Ops was produced in conjunction with the
UNLV Casino Ops Conference.    To date, 3 issues of Casino Ops have
been produced.

In November of 1998, the Company began production and distribution of a
monthly magazine, Strictly Slots.    Strictly Slots is the Company's
second consumer magazine and has been marketed towards readers of Casino Player as well as guests of various casino companies throughout the United States and Canada.

In October of 1999, the Company produced its first Northern Gaming
Summit at the Cobo Conference Center in Detroit, Michigan.   The NGS
gives exhibitors and attendees access to the rapidly expanding gaming industry in the northern regions of North America.

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

        Casino Journal

Casino Journal is the Company's premier trade magazine serving the U.S. gaming industry. It is generally distributed to executives and personnel of casinos and vendors, interested legislators and
regulators, institutional investors and security analysts.   Published
monthly, it features articles on issues pertinent to the gaming industry, such as---new gambling legislation or regulations, new gaming locales, special casino games, casino marketing, innovative technology, security and the attitude of the investment community to the gaming industry. Casino Journal also contains profiles on, and interview with, casino chairmen and CEO's, political personalities, new hotel/casino operators as well as gaming vendors, their products and the latest technology. Containing articles, editorials and advertisements, this magazine is a large full-colored, glossy periodical that usually has between 80 to 160 pages per issue. Actual circulation approximates 20,000 copies with total readership estimated to be 80,000.

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

Many of the writers for Casino Player also write for Strictly Slots. The magazine contains editorial content from education of the slot player on all the new slot machines, information on the many marketing slot clubs around the country as well as amusing and entertaining
columns such as "The Aggravated Gambler" and "Perfectly Frank."   Much
of the Company's advertising and subscription revenue growth in 1999 came from this new publication.

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

               Boyd Gaming Magazine

On an annual basis the Company publishes an in-house magazine for the employees of Boyd Gaming, an operator of 11 casinos in Nevada, Louisiana, Mississippi and Illinois. Representatives from Boyd and the Company plan each issue. Relevant information is provided by Boyd to the Company, and its staff assemblies, edits and produces the magazines that Boyd then distributes. The magazines focuses on events, philosophies, projects and developments within Boyd's gaming complex and carries no advertisements from outside vendors. It is a full-color, glossy periodical that runs from 64 to 72 pages per issue. Its circulation is approximately 10,000, and total readership is estimated to be 20,000.

              CASINO OPS

Casino Ops magazine was produced the first time in June of 1998 in
conjunction with the first UNLV Casino Ops trade show.     The magazine
is geared towards the mid-level casino executive and includes information on many of the issues related to these executives' position
in the industry.    An advisory board member was formed with seasoned
gaming executives across the country.   To date, 3 issues of the
magazine have been produced.   The Company expects that as they expand
their Casino Ops trade shows to include more major gaming areas, the frequency of the publishing and distribution of Casino Ops magazine will increase.

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

The Company plans to introduce additional Daily financial newsletters
for other industries in the future through joint ventures.   The
Company began distribution of The Daily Lodging Report - Asia Pacific in February, 2000 in a joint venture with HVS International and Hotel Asia Pacific Magazine.

Trade Show/Conventions/ Special Events

The Company organizes and sponsors five trade show / conventions and other special events, although trade shows are being produced for the first time in 1999.

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

Greater Atlantic City Chamber of Commerce Business Expo

Held each year in March at the Atlantic City Convention Center, the purpose of the Expo is to expose local, regional and national businesses to the commercial opportunities offered in Atlantic City. Attendees encompassed executives from new and existing casinos, public utilities, major retail establishments and other businesses interested in doing business with the casinos of Atlantic City as well as concerned public officials. The Expo offers exhibits, seminars, speakers and other activities.

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

Northern Gaming Summit

On October 12-13, 1999, the Company produced its first Northern Gaming
Summit at Cobo Conference Center in Detroit, Michigan.   The Northern
Gaming Summit gives exhibitors and attendees access to the rapidly expanding gaming industry in the northern regions of Northern America. By the next show, September 12-13, 2000, three interim casinos are scheduled to be opened in Detroit.

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

Copies of Casino Player, Strictly Slots, Casino Ops and Casino Journal are mailed directly to subscribers, including libraries, and are delivered in bulk to casinos and hotels. Issues of Casino Player and Strickly Slots are also delivered and sold in selected bookstores and newsstands nationwide.

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

Annual subscription rates for the Company's newsletters range from $49 to $595, depending on the specific newsletter. Attendee rates for the Company's tradeshows usually vary from $395 to $895 and exhibitor rates from $1195 to $6000, depending on the particular summit or convention.

Competition

The Company's trade magazine essentially competes with two other publications, "Casino Executive ("CE") and "International Gaming and Wagering Business." ("IGWB"). Though in business for 18 years, IGWB's focus is on the international gaming market and lotteries in addition to gaming in the U.S. The foreign market tends to be fragmented, small and spread among many countries. The Company concentrates on the U.S. market and avoids lottery coverage. CE, in its fourth year of
publication, targets the U.S. market.   Competition among these
concerns occurs on the bases of advertising rates and quality of editorial and articles. Currently, CP, the Company's consumer magazine, has minimal direct competition.

In regard to its newsletters, the Company has experienced little competition. Two other newsletters, 'Atlantic City Observer' and 'Las Vegas Advisor', offer some competition to the Company's newsletters. Each of those competitors tends to target a specific area: 'Las Vegas Advisor' and 'Atlantic City Observer.'

The only competitor of the Company in the trade show/convention area is IGWB's World Gaming Congress. This Congress is international in scope and does not appear to conflict with the Company's U.S. trade shows. With regard to its other publications, events and merchandizing, the Company has either experienced no or minimal competition. The only other tradeshow for the gaming industry, IGBE, had hired the Company as
a Consultant until the year 2001.   IGBE was acquired by Gem
Communications, producer of IGWB and CE magazine and World Gaming
Congress.

Employees

As of December 31, 1999, the Company had 51 full-time employees including its officers of whom 9 served as writers and editors, 5 in arts and graphics, 7 in sales and marketing, 3 in bookkeeping and accounting, 10 in circulation and customer service and 3 in general office. None of its employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.


ITEM 2.  PROPERTIES.

As of December 31, 1999 the following table lists the 3 offices by location which all are leased:

                               Approximate Total     Expiration Date         Approximate Annual
                                Area Leased               of Lease              Rental
Atlantic City, New Jersey         6,078 sq. ft.       November 30, 2004          $79,014 (1)

Las Vegas, Nevada(2)              10,000 sq. ft.         June 2007                $ 120,000

Paramus, New Jersey (3)           2,000 sq. ft.        January, 2001              $18,000

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

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

        Quarter  Ended                   High  Bid               Low
Bid

             3/31/99                     3.75                      2.75
             6/30/99                     3.50                      2.13
             9/30/99                     3.00                      2.25
             12/31/99                    1.19                      2.50

The approximate number of holders of record of the Company's $.001 par
value common stock, as of December 31, 1999, was 911.   Currently, as
of March 15, 2000, there are approximately 910 holders of record.

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

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measure by the 1,608,734 common shares retained by the Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options ($350,000) granted to shareholders of the Company (see Note 5 to the Audited Financial Statements) plus transaction costs of $158,767.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on

January 1, 1996 and requires annual rent payments of $18,000.   Total
related party rent expense was $138,000 and $133,500 for the years ended December 31, 1999 and 1998, respectively.

For the year ended December 31, 1999, the Company had an increase in loan receivables from shareholders and related parties of $175,195 and an increase in loans receivable from employees of $1,382. The Company purchased $70,422 worth of equipment, purchased a certificate of deposit for $400,000 and had an increase in marketable securities of $545,208. As a result, the Company had cash flow used in investing activities of $1,192,207 for the year ended December 31, 1999.

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

For the year ended December 31, 1999, the Company had an increase in
notes payable of $20,000.   The Company made distributions of $158,240
to minority interest. The Company received proceeds of $66,375 from the issuance of its common stock. As a result, the Company had net cash used in financing activities of $71,865 for the year ended December 31, 1999.

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

Results of Operations.    The Company had a net loss of $1,682,668,
which includes noncash compensation of $2,145,000 in connection with the April 1998 merger of the Company and Gaming Venture Corp., U.S.A.
for the year ended December 31, 1999.   The Company received revenues
of $13,407,614 that consisted of advertising revenue of $7,204,442, subscriptions revenue of $3,887,702 and other revenues, which consisted primarily of consulting fees of $657,857, tradeshow revenues of
$1,344,048 and miscellaneous revenues of $313,565.   The Company had
direct costs of $6,560,080 for the year ended December 31, 1999. Operating expenses for the year ended December 31, 1999 were
$8,204,958.   These consisted principally of general and administrative
expenses of $4,920,531 which includes payroll related costs of $3,382,398, postage of $307,793, travel and entertainment of $139,675, bad debts of $63,884 and other nonmaterial expenses of $1,026,781. Promotion expenses were $907,573 and undistributed stock compensation was $2,145,000 for the year ended December 31, 1999.

The Company had an increase in accounts receivable of $1,271,417. Inventories increased $3,379 for the year ended December 31, 1999 and prepaid expenses decreased by $75,314. Deferred promotion expenses
decreased $541,161.   Deferred advertising revenues decreased $118,056.
Deferred subscription revenues increased $756,957 from the sale of its
magazine and newsletter subscriptions.   Deferred tradeshow revenues
decreased $312,978.   The Company had depreciation and amortization of
$216,818 for the year ended December 31, 1999.   The Company had
undistributed stock compensation of $2,145,000.   The Company had
minority interest in earnings of American Gaming Summit, LLC and Southern Gaming Summit, LLC of $158,240. The Company had an increase
in accounts payable and accrued expense of $238,465.   Other assets
decreased by $443 for the year ended December 31, 1999. Income taxes payable increased by $153,000 and the Company had interest earned on certificate of deposit of $1,809. Net cash provided by operations for the year ended December 31, 1999 was $$895,091.

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

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Glenn Fine                         41          Chairman, CEO & Director

Alan Woinski                       35          President, CFO & Director

Adam Fine                          30                COO, Director

Lisa Robertson                     33          Vice President, Director

Roger Gros                         47           Vice President, Director

Derek James                        42                  Controller

Kim Santangelo-Woinski             36                   Director

All of the individuals set forth above have been employed by Company as officers for more than five years except for Derek James, Alan Woinski and
Kim Santangelo-Woinski.   Mr. James has been employed by the Company for
four years.  Prior to that time he had served as a controller of Silver
Threads, a manufacturer of women's sportswear in New York City for 3 years.
Alan Woinski and Kim Santangelo-Woinski were the primary shareholders, officers and directors of Gaming Venture Corp., U.S.A. prior to the merger with the Company.

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

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Directorships.   No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section
12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, the Company entered into five-year employment contracts with Messr Fines, Woinski and Gros and Ms. Robertson in which they will serve as officers.  Their annual base salaries will range from $150,000 to
$525,000 and they will be entitled to increases of 10% in the second through fifth year.  Under the agreement, they may also receive additional unspecified bonuses.  Such bonuses shall be determined by the independent members of the Board of Directors who shall take into account their
individual performances in making such determination.   They will be subject
to a one-year covenant-not-to-compete with the Company that begins at the
end of the term of such agreements.    Mr. Woinski was paid $265,000 and
$173,692 for the years ended December 31, 1999 and 1998, respectively as an officer of the Company.  Glenn Fine was paid $592,500 and $418,070 at
December 31, 1999 and 1998, respectively.   Adam Fine was paid $337,500 and
$207,519 at December 31, 1999 and 1998, respectively.   Roger Gros was paid
$175,000 and $121,409 at December 31, 1999 and 1998, respectively.   Lisa
Robertson was paid $175,000 and $132,354 at December 31, 1999 and 1998, respectively

Messrs Fines and Gros and Ms Robertson hold in the aggregate two-year options to purchase 380,000 shares of the Company's Common Stock at an
exercise price of $2.40625 per share.   Mr. Woinski holds in the aggregate
five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $2.40625 per share which vest at a rate of 20% per year, as long as he is employed by the Company.




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


                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Alan Woinski                               721,500 (1)(2)         14.60%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Lucky Management Corp.                     721,500(1)(2)          14.60%
P.O. Box 1396
Paramus, NJ 07653

Kim Santangelo-Woinski                     721,500(1)(2)          14.60%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Glenn Fine                                     2,006,800          40.37%
5240 Southeastern
Las Vegas, NV 89119

Adam Fine                                       501,000            10.08%
5240 Southeastern
Las Vegas, NV 89119

Lisa Robertson                                  250,000             5.03%
5240 Southeastern
Las Vegas, NV 89119

Roger Gros                                     250,000              5.03%
5240 Southeastern
Las Vegas, NV 89119

All Directors & Officers
as a group (6 persons)                       3,732,300             75.12%

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

Alan Woinski


                      5,000 options to purchase Common Shares at $4.50 Expiration date is January 7, 2000

                      350,000 options to purchase Common Shares at $.2.4062
                        of which 122,500 have vested.
                      Expiration date is April 2003
Kim Woinski

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease, which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $138,000 and $133,500 for the years ended December 31, 1999 and 1998, respectively.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors.................................
Balance Sheet........................................................
Statement of Operations...............................................
Statement of Stockholder's Equity................................... .
Statement of Comprehensive Loss
Statement of Cash Flows...............................................
Notes to Financial Statements.........................................

Schedules Omitted:    All schedules other than those shown have been omitted
because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

CASINO JOURNAL PUBLISHING GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999 AND 1998

AND

INDEPENDENT AUDITORS' REPORT

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999 AND 1998



TABLE OF CONTENTS



Independent Auditors' Report                         1

Consolidated Financial Statements

Balance Sheet at December 31, 1999                   2

Statement of Operations
Years Ended December 31, 1999 and 1998               3

Statement of Comprehensive Loss
Years Ended December 31, 1999 and 1998               4

Statement of Changes in Shareholders' Equity
Years Ended December 31, 1999 and 1998               5

Statement of Cash Flows
Years Ended December 31, 1999 and 1998               6

Notes to Consolidated Financial Statements           7-16

FRIEDMAN ALPREN & GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
1700 BROADWAY
NEW YORK, NY 10019
212-582-1600
FAX 212-265-4761
www.nyccpas.com

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF CASINO JOURNAL PUBLISHING GROUP, INC.


We have audited the accompanying consolidated balance sheet of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.





FRIEDMAN ALPREN & GREEN LLP

NEW YORK
January 29, 2000

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1999


                                ASSETS
                                 ------------
Current assets
  Cash                                              $   755,159
  Certificate of deposit                                401,809
  Accounts receivable                                 2,409,010
  Investment in marketable securities                 1,635,216
  Inventories                                            37,027
  Loans receivable, employees                             8,416
  Prepaid expenses                                       48,677
                                                    -----------
     Total current assets                             5,295,314

Property and equipment - at cost, less accumulated
  depreciation and amortization                         230,773

Goodwill, less accumulated
   amortization of $213,376                           1,615,556
Loan receivable, shareholders and
   related parties                                      802,105
Other assets                                             46,038
                                                   ------------
                                                   $  7,989,786
                                                   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                ---------------------------------------
Current liabilities
  Note payable                                     $    120,000
  Accounts payable and accrued expenses               1,460,848
  Current portion of deferred subscriptions
   revenues                                           1,936,475
  Income taxes payable                                  153,000
                                                   ------------
     Total current liabilities                        3,670,323

Deferred subscription revenues, less
   current portion                                      360,080
                                                    -----------
                                                      4,030,403
                                                    -----------

Commitments                                                 -

Shareholders' equity
Common stock, $.001 par value; 50,000,000
   Shares authorized, 5,004,234 shares
   issued and outstanding                              5,004
Additional paid-in capital                           3,995,109
Undistributed stock compensation                     2,145,000
Unrealized loss on investments                       (255,173)
Accumulated deficit                                 (1,930,557)
                                                    ----------
                                                     3,959,383
                                                    ----------
                                                    $7,989,786
                                                    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS

             YEARS ENDED DECEMBER 31, 1999 AND 1998

                                              1999              1998
                                             ------            -----
Revenues
  Advertising                             $ 7,204,442     $ 5,393,314
  Subscriptions                             3,887,702       2,308,098
  Trade shows                               1,344,048         819,607
  Consulting                                  657,857         387,328
  Other                                       313,565         214,979
                                          -----------     -----------
                                           13,407,614       9,123,326
                                          ------------    -----------
Direct costs
  Printing                                  2,718,006       1,953,947
  Production                                1,163,733         697,197
  Postage                                     901,404         487,373
  Distribution                                357,181         349,033
  Commissions                                 754,669         814,774
  Outside writers                             177,696               -
  Other                                       487,391         289,330
                                          -----------     -----------
                                            6,560,080       4,591,654
                                           ----------     -----------
      Gross profit                          6,847,534       4,531,672
                                           ----------     -----------
Operating expenses
  Promotion                                   907,573        558,488
  General and administrative                4,920,531      4,067,922
  Depreciation and amortization               216,818        161,212
  Interest expense                             15,036         29,287
  Undistributed stock compensation          2,145,000              -
                                           ----------     ----------
                                            8,204,958      4,816,909
                                           ----------     ----------
      Operating loss                       (1,357,424)      (285,237)
                                           ----------     ----------
Other income                                   47,996         40,348
                                           ----------     ----------
      Loss before income taxes
       and minority interest              (1,309,428)      (244,889)
Income taxes                                 215,000          3,000
                                          ----------     ----------
      Loss before minority interest       (1,524,428)      (247,889)

Minority interest in earnings of
     American Gaming Summit, LLC and
     Southern Gaming Summit, LLC            (158,240)             -
                                         -----------     ----------
      Net loss                           $(1,682,668)     $(247,889)
                                         ===========     ==========
Basic and diluted loss per share         $     (.34)     $    (.06)
                                         ===========     ==========
Shares used in the calculation
   of loss per share                       4,991,078      4,366,067
                                          ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

            YEARS ENDED DECEMBER 31, 1999 AND 1998


                                             1999          1998

Net loss                               $(1,682,668)       $(247,889)

Other comprehensive loss
    Unrealized loss on investments        (182,881)         (72,292)

Comprehensive loss                     $(1,865,549)       $(320,181)
                                       ===========        =========

     The accompanying notes are an integral part of these consolidated financial statements.

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     Additional   Undistributed
                                                   Common Stock        Paid-in         Stock            Accumulated
                                                Shares     Amount      Capital      Compensation          Deficit
                                               --------   --------   ----------   ----------------      ------------
Balance, January 1, 1998                      3,000,000    $11,100     $66,177       $        -          $(292,722)

Dividends paid                                        -          -           -                -            (62,350)

Shares of subsidiary distributed to
   shareholder                                        -          -     (43,527)               -             46,244

Shares issued for acquisition                 1,608,734     (6,491)  3,551,257                -                  -

Reclassification of accumulated deficit
   attributable to S Corporation                      -          -    (308,828)               -            308,828

Issuance of common stock
   Private placement                            100,000        100     199,900                -                  -
   Consulting services                           25,000         25      56,225                -                  -
   Options exercised                             35,000         35       7,765                -                  -
   Private placement                            200,000        200     399,800                -                  -

Net loss                                              -          -           -                -           (247,889)
                                              ---------     ------    --------         --------           --------
Balance, December 31, 1998                    4,968,734      4,969   3,928,769                -           (247,889)

Issuance of common stock
   Options exercised                             33,000         33      61,342                -                  -
   Stock compensation                             2,500          2       4,998                -                  -
   Undistributed stock compensation                   -          -           -        2,145,000                  -

Net loss                                              -           -          -                -         (1,682,668)
                                              ---------      ------   --------        ---------         ----------
Balance, December 31, 1999                    5,004,234      $5,004 $3,995,109       $2,145,000        $(1,930,557)
                                              =========      ====== ==========       ==========        ===========

     The accompanying notes are an integral part of these consolidated financial statements.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS

            YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     1999                    1998
Cash flows from operating activities
  Net loss                                                      $(1,682,668)              $(247,889)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
  Undistributed stock compensation                                2,145,000                      -
  Depreciation and amortization                                     216,818                161,212
  Minority interest in earnings of American Gaming
  Summit, LLC and Southern Gaming Summit, LLC                       158,240                      -
  Interest earned on certificate of deposit                          (1,809)                     -
  Changes in assets and liabilities
    Accounts receivable                                          (1,271,417)              (226,827)
    Inventories                                                      (3,379)                  (123)
    Deferred promotion expenses                                     541,161               (541,161)
    Prepaid expenses and taxes                                       75,314               (245,054)
    Other assets                                                        443                 17,292
    Accounts payable and accrued expenses                           238,465                 85,572
    Deferred subscription revenues                                  756,957                338,375
    Deferred advertising revenues                                  (118,056)               118,056
    Deferred trade show revenues                                   (312,978)               312,978
    Income taxes payable                                            153,000                      -
                                                                 ----------             ----------
        Net cash provided by (used in) operating activities         895,091               (227,569)
                                                                 ----------             ----------
Cash flows from investing activities
  Cash received in merger                                               -              1,027,365
  Additions to property and equipment                             (70,422)               (82,266)
  Purchase of certificate of deposit                             (400,000)                     -
  Investment in marketable securities, net                       (545,208)              (184,873)
  Loans receivable, employees                                      (1,382)                  (373)
  Loans receivable, shareholders and related parties             (175,195)              (246,588)
  Merger transaction costs                                              -               (158,767)
                                                               ----------            -----------
      Net cash provided by (used in) investing activities      (1,192,207)               354,498
                                                               ----------            -----------
Cash flows from financing activities
  Notes payable                                                    20,000                100,000
  Principal payments on loan payable, automobile                        -                 (9,025)
  Issuance of common stock                                         66,375                664,050
  Dividends paid                                                        -                (62,350)
  Dividends paid to minority interest                            (158,240)               (29,819)
                                                                ----------             ----------
     Net cash provided by (used in) financing activities          (71,865)               662,856
                                                               ----------             ----------
Net increase (decrease) in cash                                  (368,981)               789,785

Cash, beginning of year                                         1,124,140                334,355
                                                               ----------             ----------
Cash, end of year                                                $755,159             $1,124,140
                                                               ==========             ==========
Supplemental cash flow disclosures
Interest paid                                                     $15,036                $29,287
Income taxes paid                                                  68,149                      -

     The accompanying notes are an integral part of these consolidated financial statements.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company, with offices in Las Vegas, Nevada, Atlantic City,
New Jersey and Paramus, New Jersey, publishes consumer gaming magazines and gaming industry trade publications. The Company also sponsors and operates gaming industry trade shows.

Acquisition

On April 3, 1998, the Company and its combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada corporation ("Gaming"). The Company and its combined affiliates became wholly owned subsidiaries of Gaming, the legal acquiror. As the Company's and its combined affiliates' shareholders acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for by the purchase method under business combinations and treated as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction.

The total cost of the acquisition was $3,726,235, consisting of the purchase price of $3,217,468, measured by the 1,608,734 common shares retained by Gaming's shareholders at their fair value at the closing date of $2.00 per share and the value of stock options ($350,000) granted to shareholders of the Company (see Note
5), plus transaction costs of $158,767.

Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 1999 includes the accounts of the Company and its subsidiaries (including Gaming). The related accompanying consolidated statements of operations, changes in shareholders' equity, comprehensive loss and cash flows include the results of operations and cash flows of the Company and its subsidiaries, and of Gaming for the period beginning April 3, 1998. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Investment in Marketable Securities and Certificate of Deposit

Marketable securities, consisting of common stock, are classified as available-for-sale and are stated at fair value, with unrealized gains or losses shown as a separate component of shareholders' equity. Net unrealized losses at December 31, 1999 and 1998 were $182,851 and $72,292, respectively, and are presented as other comprehensive loss and as a component of shareholders' equity.

The Company has classified its certificate of deposit as held to maturity. At December 31, 1999, the market value of this investment approximated its book value.

Inventories

Inventories, which consist principally of books, are stated at the lower of cost (first-in, first-out) or market.


Deferred Promotion Costs

The Company, which began several direct mailing programs in 1998, accounts for direct-response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs was to elicit sales from customers, who could be shown to have responded specifically to the advertising,

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Promotion Costs (continued)

which, accordingly, resulted in probable future economic benefits. Direct-response advertising consisted primarily of printing, postage and promotional costs and was to be amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues. Amortization of direct-response advertising costs was $541,161 and $216,000 for the years ended December 31, 1999 and 1998, respectively, and is included in promotion expenses.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease.

     Concentrations of Credit Risk

At December 31, 1999, the Company maintained cash balances in two banks. Balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such
insurance limits.   The Company believes it mitigates itself by
banking with major financial institutions.

Fair Value of Financial Instruments

The fair values of loans receivable and the note payable approximate their carrying amounts.

Goodwill

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 1999.

Revenue Recognition

Subscription revenues are recognized in income as issues of magazines and newsletters are delivered to the subscribers.
Advertising revenues are recognized on publication of the respective magazine. Trade show revenues are recognized when the shows are held.

Income Taxes

Prior to the merger with Gaming, the Company and its subsidiaries had elected S Corporation status for Federal and New
Jersey income tax purposes, where applicable. Under these elections, taxable income or loss was reportable on the shareholders' individual income tax returns, and the entities were not required to make provisions for Federal income tax. Provisions were made for New Jersey S Corporation tax.

Concurrent with the merger with Gaming, the Company became a wholly owned subsidiary of Gaming, the S Corporation elections terminated and the Company became subject to all Federal and state corporate income taxes.

The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Per Share Data

Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock
outstanding during the periods.   Stock warrants and options have
been excluded from diluted loss per share and have not been presented because their effect would have been antidilutive.

2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Equipment                         $ 152,364
Furniture and fixtures              326,022
Vehicles                             85,808
Leasehold improvements               45,232
                                  ---------

Less - Accumulated depreciation
       and amortization             378,653
                                  ---------
                                  $ 230,773
                                  =========

Depreciation on property and equipment was $89,889 and $68,750 for the years ended December 31, 1999 and 1998, respectively.

3 - NOTE PAYABLE

The note payable of $120,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder and the certificate of deposit owned by the Company are collateral for the note. Interest expense on the note was $10,047 and $9,388 for the years ended December 31, 1999 and 1998, respectively.


4 - INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:

                                            1999             1998
                                           ------           ------
Current income taxes
   Federal income taxes                   $168,000         $      -
   State income taxes                       47,000            3,000
                                          --------        ---------
                                          $215,000         $  3,000
                                          ========         ========
Deferred tax assets
     Undistributed stock compensation     $644,000         $      -

   Less - Valuation allowance             (644,000)               -
                                         ---------        ---------
   Net deferred tax assets                $    -0-         $    -0-
                                       ===========        =========

5 - STOCK OPTION PLAN

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

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCK OPTION PLAN (Continued)


On the date of the merger, the owners of the Company were issued two-year options covering 380,000 shares of Gaming at an exercise price of $2.41 (the published stock price of Gaming on that date). The fair value of these options ($350,000), using the Black-Scholes Option Pricing Model, was recorded as part of the acquisition cost.

To induce the continued employment of Gaming's president, the Company granted him an option to purchase up to 350,000 shares of the Company at an exercise price of $2.41. This option is for a period of five years from the closing date of the merger, April 1, 1998, and vests at a rate of 20% a year, as long as he is employed by the Company. At December 31, 1999 and 1998, 122,500 and 52,500 options, respectively, were vested.

On September 25, 1998, options to purchase 65,000 shares at an exercise price of $2.13 were granted to employees.

Changes in outstanding options under the stock option plan for the years ended December 31, 1999 and 1998, and options exercisable at December 31, 1999, are as follows:

                                                       Weighted
                                      Number           Average
                                        of             Exercise
                                      Shares            Price
                                     --------          --------

Outstanding, January 1, 1998         180,000            $2.450
Granted April 3, 1998 at $2.40       380,000             2.400
Granted April 3, 1998 at $2.40        52,500             2.400
Granted September 25, 1998 at $2.13   65,000             2.130
Exercised July 1, 1998 at $.01       (30,000)             .010
Exercised July 9, 1998 at $2.25      (25,000)            2.250
Exercised December 12, 1998 at $1.50  (5,000)            1.500
Expired                              (20,000)            3.500
                                     -------
Outstanding at December 31, 1998     597,500            $2.500
Exercised January 21, 1999 at $1.50   (5,000)            1.500
Exercised February 19, 1999 at $2.125 (3,000)            2.125
Granted at April 3, 1999 at $2.41     70,000             2.410
Exercised June 1, 1999 at $1.50      (15,000)            1.500
Exercised June 9, 1999 at $2.50      (10,000)            2.500
Expired                              (30,000)            1.500
                                     -------
Outstanding at December 31, 1999     604,500             2.587
                                    ========           =======

The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements.

Had compensation expense for the Company's stock-based compensation plan been determined for the years ended December 31, 1999 and 1998 based on fair values at the grant dates for awards under those plans, the Company's net loss and loss per share would have been as follows:

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCK OPTION PLAN (Continued)


                                    1999                 1998
                                   ------               -------
Net loss
As reported                    $(1,682,668)          $(247,889)
Pro forma                       (1,804,093)           (322,539)
Basic and diluted loss per share
As reported                           (.34)               (.06)
Pro forma                             (.36)               (.07)

The weighted average fair value of options granted during 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model, and the following assumptions:

                                          1999               1998
                                         ------             ------
Expected volatility                      50.36%               65%
Risk-free interest rate                   6.33%          4.59% to 4.67%
Expected life                            5 years          2 to 5 years
Dividend yield                             -0-%              -0-%
Forfeiture rate                            -0-%              -0-%

Summary information about the Company's stock options outstanding at December 31, 1999 are as follows:

                       Outstanding                       Weighted
                          and                            Average
                       Exercisable                     Contractual
                     at December 31,     Exercise        Periods
                          1999            Price        (in Years)
                     --------------      --------       ---------
                        479,500           $  2.41          2.60
                         65,000              2.13           .75
                         60,000              4.50           .26
                        -------           -------        ------
                        604,500        $2.13 - $4.50       1.20
                      =========      ===============     =======

6 - STOCK PURCHASE WARRANTS

In June 1995, Gaming authorized a distribution to shareholders of 100,000 each of A and B stock purchase warrants, exercisable as follows:

$4.00 plus one A warrant for each share of common stock
$6.00 plus one B warrant for each share of common stock

The warrants were exercisable for a period of 24 months from the date of issue and are callable with 30 days' notice at a price of $.001 per warrant. The exercisable period was subsequently extended through December 31, 2000.

At December 31, 1999, 64,333 Class A warrants and 94,333 Class
B warrants remain outstanding.

7 - UNDISTRIBUTED STOCK COMPENSATION

The Company granted certain officers rights to receive common stock at no cost, if certain revenue goals were met. At December 31, 1999, these goals were met and the officers were entitled to receive 1,500,000 shares with a market value on the over-the-counter bulletin board on that date of $1.43 per share. The total expense of $2,145,000 is recognized in the 1999 financial statements as undistributed stock compensation. In accordance with the agreement, the shares will be issued within 30 days of the issuance of the 1999 audited financial statements.

8 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders.
One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8 - COMMITMENTS (Continued)

$18,000. Total related party rent expense was $138,000 and $133,500 for the years ended December 31, 1999 and 1998, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $530,935, a loan of $6,521 to a family member of a shareholder, and loans of $264,649 to three shareholders. Repayments will begin at the end of the first quarter of 2000 by returning shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter.

9 - COMMITMENTS

Lease Commitments

In addition to the space leased from related parties (see Note
8), the Company leases premises under a noncancelable operating lease expiring November 30, 2004. The lease requires additional rent payments based on increases in real estate taxes and operating expenses over base period amounts.

Approximate future minimum rent payments at December 31, 1999, including rents under leases with related parties, are as follows:

                 Year Ending
                December 31,
                    2000                    $217,000
                    2001                     200,000
                    2002                     206,000
                    2003                     212,000
                    2004                     227,000
                 Thereafter                  392,000
                                           ---------
                                          $1,454,000
                                          ==========
Rent expense, including related party rent, was $219,237 and $201,764 for the years ended December 31, 1999 and 1998, respectively.

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

Date:    March 30, 2000        Casino Journal Publishing, Inc.

                                 /s/ Alan Woinski
                                 ------------------------------------
                                 By: Alan Woinski, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alan Woinski                                                 3/30/00
------------------------------                                     Date:
Alan Woinski
President and Director
(Principal Executive, Financial and Accounting)

/s/ Kim Santangelo-Woinski                                       3/30/00
------------------------------                                     Date:
Kim Santangelo-Woinski
Director


/s/ Glenn Fine                                                    3/30/00
------------------------------                                     Date:
Glenn Fine
Director


/s/ Adam Fine                                                      3/30/00
------------------------------                                        Date:
Adam Fine
Chief Operating Officer and Director


/s/ Lisa Robertson                                                  3/30/00
------------------------------                                        Date:
Lisa Robertson
Vice President and Director


/s/ Roger Gros                                                     3/30/00
------------------------------                                        Date:
Roger Gros
Vice President and Director


/s/ Derek James                                                    3/30/00
------------------------------                                        Date:
Derek James
Controller


