Form 10QSB
period 2000-03-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2000-05-15
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2000

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

                     6,469,927 Shares of Common Stock ($.001 par value)
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

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                ASSETS
                                 ------------
                                                      March 31,             December 31,
                                                        2000                    1999
                                                      -------                -----------
                                                    (Unaudited)
Current assets
  Cash                                              $  936,856                $   755,159
  Certificate of deposit                               401,809                    401,809
  Accounts receivable                                2,432,137                  2,409,010
  Investment in marketable securities                1,845,172                  1,635,216
  Inventories                                           60,441                     37,027
  Loans receivable, employees                            9,772                      8,416
  Prepaid expenses                                     114,892                     48,677
                                                    ----------                -----------
     Total current assets                            5,801,079                  5,295,314

Property and equipment - at cost, less accumulated
  depreciation and amortization                        260,014                    230,773

Goodwill, less accumulated
   amortization of $243,588 and $213,376             1,585,074                  1,615,556
Loan receivable, shareholders and
   related parties                                     780,524                    802,105
Other assets                                            46,038                     46,038
                                                  ------------               ------------
                                                    $8,472,729               $  7,989,786
                                                  ============               ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                ---------------------------------------
Current liabilities
  Note payable                                     $   120,000              $    120,000
  Accounts payable and accrued expenses              1,727,363                 1,460,848
  Current portion of deferred subscriptions
   revenues                                          1,920,078                 1,936,475
  Deferred trade show revenues                         175,971                         -
  Income taxes payable                                  93,000                   153,000
                                                  ------------              ------------
     Total current liabilities                       4,036,412                 3,670,323

Deferred subscription revenues, less
   current portion                                     325,683                   360,080
                                                   -----------              ------------
                                                     4,362,095                 4,030,403
                                                   -----------              ------------

Shareholders' equity
Common stock, $.001 par value; 50,000,000
   Shares authorized, 6,469,927 and 5,004,234
   Shares issued                                      6,470                     5,004
Additional paid-in capital                          6,144,643                 3,995,109
Undistributed stock compensation                            -                 2,145,000
Unrealized loss on investments                       ( 56,086)                 (255,173)
Accumulated deficit                                (1,893,626)               (1,930,557)
Common stock in treasury, at cost, 36,307 shares     ( 90,767)                        -
                                                   ----------               -----------
                                                    4,110,634                 3,959,383
                                                   ----------               -----------
                                                   $8,472,729               $ 7,989,786
                                                   ==========               ===========

See accompanying notes to condensed consolidated financial statements.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF INCOME

             THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Unaudited)

                                              2000              1999
                                             ------            -----
Revenues                                  $3,401,922        $3,117,496

Direct costs                               1,918,779         1,628,293
                                         -----------       -----------
     Gross profit                          1,483,143         1,489,203

General and administrative expenses        1,461,688         1,242,483
                                          ----------       -----------
      Income from operations                  21,455           246,720

Other income                                  15,476            10,258
                                          ----------        ----------

       Income before minority interest        36,931           256,978

Minority interest in earnings of American
   Gaming Summit, LLC                              -           (70,400)
                                         -----------        ----------
      Net income                           $  36,931         $ 186,578
                                         ===========         ==========
Basic and diluted income per share        $      .01          $    .04
                                         ===========        ==========
Shares used in the calculation
   of income per share                     5,036,177         4,973,990
                                          ==========        ==========

See accompanying notes to condensed consolidated financial statements.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Unaudited)

                                                                     2000                    1999
Cash flows from operating activities
  Net income                                                       $36,931               $ 186,578
  Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                     46,737                  51,652
  Barter transactions                                              (65,000)                      -
  Common stock issued for services                                   6,000                       -
  Minority interest in earnings of American Gaming
  Summit, LLC                                                            -                  70,400
  Changes in assets and liabilities
    Accounts receivable                                            (23,127)               (425,886)
    Inventories                                                     (1,914)                    348
    Deferred promotion expenses                                          -                 (23,126)
    Prepaid expenses                                                29,285                  19,796
    Other assets                                                         -                   3,125
    Accounts payable and accrued expenses                          214,515                  99,318
    Income taxes payable                                           (60,000)                      -
    Deferred subscription revenues                                 (50,794)                559,276
    Deferred trade show revenues                                   175,971                   6,041
    Deferred advertising revenues                                        -                  19,166
                                                                 ----------             ----------
        Net cash provided by operating activities                  308,604                 566,688
                                                                 ----------             ----------
Cash flows from investing activities
  Additions to property and equipment                             (45,496)                (10,580)
  Investment in marketable securities, net                        (10,869)               (147,204)
  Loans receivable, employees                                      (1,356)                  1,728
  Loans receivable, shareholders and related parties              (69,186)                (74,297)
                                                               ----------             -----------
      Net cash used in investing activities                      (126,907)               (230,353)
                                                               ----------             -----------
Cash flows from financing activities
  Issuance of common stock                                              -                  13,875
  Dividends paid to minority interest                                   -                 (25,000)
                                                                ----------             ----------
     Net cash used in financing activities                              -                 (11,125)
                                                               ----------              ----------
Net increase in cash                                              181,697                 325,210

Cash, beginning of period                                        755,159               $1,124,140
                                                               ----------              ----------
Cash, end of period                                             $936,856               $1,449,350
                                                               =========               ==========
Supplemental cash flow disclosures
Interest paid                                                    $ 4,252                  $ 4,021
Income taxes paid                                                 60,000                        -

Noncash investing and financing activities
   Issuance of common stock as bonuses                         2,145,000                        -
   Treasury stock received to reduce shareholder loans            90,767                        -
   Deferred promotion costs resulting from
      Barter transactions                                         95,500                        -

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


2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2000 and December 31, 1999 and the accompanying unaudited condensed consolidated statements of income and cash flows include the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2000 and 1999. All significant intercompany transactions and balances have been eliminated.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable SEC regulations. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited financial statements, included in Form 10-KSB, for the year ended December 31, 1999.


3 - BARTER TRANSACTIONS

The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions", which requires the recognition of revenue and expense only if the fair value of the advertising surrendered is determinable based on the Company's experience in receiving cash or other consideration readily convertible to cash.

On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of March 31, 2000, the Company has provided advertising services of $182,000 and deferred the remaining $52,000 until the advertisement services are provided. In addition, the Company distributed promotional videos with a cost of approximately $145,000, which was recognized as promotion expense in the three months ended March 31, 2000. The cost of the remaining videos has been deferred and will be recognized as expense when distributed.


4 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at March 31, 2000.

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)



5 - NOTE PAYABLE

The note payable of $120,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder and the certificate of deposit owned by the Company are collateral for the note. Interest expense on the note was $4,252 and $4,021 for the three months ended March 31, 2000 and 1999, respectively.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders.
One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense for the three months ended March 31, 2000 and 1999 was $34,500 for each period.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $542,472, a loan of $7,918 to a family member of a shareholder, and loans of $230,134 to two shareholders. Repayments began at the end of the first quarter of 2000 by returning 36,307 shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter.

7 - COMMON STOCK

On March 6, 2000, the Company issued 2,000 shares of restricted common stock, with a fair value of $6,000, in exchange for consulting services.

On March 30, 2000, the Company issued 1,463,693 shares of restricted common stock, with a fair value of $2,145,000 as compensation to four officers as part of the merger agreement with Gaming Venture Corp., U.S.A dated April 3, 1998. The related compensation expense was recognized during the year ended December 31, 1999.

On March 30, 2000, the Company reacquired 36,307 shares of restricted common stock from three shareholders, valued at $90,767, for repayment of shareholder loans receivable.


8 - COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                          Three Months Ended
                                              March 31,
                                          -------------------
                                           2000          1999
                                           ----          ----
Net income                               $ 36,931      $ 186,578
Change in unrealized gain (loss) on
investments                               199,087       (166,862)
                                         --------      ---------
                                         $236,018      $  19,716
                                         ========      =========

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

Risk Factors and Cautionary Statements.   Forward-looking statements
in this report are made pursuant to the "safe harbor" provisions of
the Private Securities Litigation Reform Act of 1995.   The Company
wishes to advise readers that actual results may differ substantially
from such forward-looking statements.   Forward-looking statements
involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on
January 1, 1996 and requires annual rent payments of $18,000.   Total
related party rent expense for the three months ended March 31, 2000 and 1999 was $34,500 for each period.

For the three months ended March 31, 2000, the Company had an increase in loan receivables from shareholders and related parties of $69,186 and an increase in loans receivable from employees of $1,356. The Company purchased $45,496 worth of equipment and had an increase in marketable securities of $10,869. As a result, the Company had cash flow used in investing activities of $126,907 for the three months ended March 31, 2000.

For the three months ended March 31, 1999,the Company had an increase in loan receivables from shareholders and related parties of $74,297 and a decrease in loans receivable from employees of $1,728. The Company purchased $10,580 worth of equipment, and had an increase in marketable securities of $147,204. As a result, the Company had cash flow used in investing activities of $230,353 for the three months ended March 31, 1999.

For the three months ended March 31, 2000, the Company had no financing activities.

For the three months ended March 31, 1999, the Company paid
distributions to minority interest of $25,000.  The Company received
proceeds of $13,875 from the issuance of its common stock.   As a
result, the Company had net cash used in financing activities of $11,125 for the three months ended March 31, 1999.

Results of Operations.    The Company had a net income of $36,931 for
the three months ended March 31, 2000.   The Company received revenues
of $3,401,922 that consisted of advertising revenues of $1,785,472, subscriptions revenues of $681,414 and other revenues, which consisted primarily of consulting fees of $189,476, tradeshow revenues of
$476,278 and miscellaneous revenues of $269,282.   The Company had
direct costs of $1,918,779 for the three months ended March 31, 2000. Operating expenses for the three months ended March 31, 2000 were
$1,461,688.   These consisted principally of general and
administrative expenses of $1,229,679 which includes payroll related costs of $856,671, postage of $79,258 and other nonmaterial expenses
of $176,516.   Promotion expenses were $117,234 for the three months
ended March 31, 2000.

The Company had an increase in accounts receivable of $23,127. Inventories increased $1,914 for the three months ended March 31, 2000 and prepaid expenses decreased by $29,285. Deferred subscription revenues decreased $50,794 from the sale of its magazine and
newsletter subscriptions.   Deferred tradeshow revenues increased
$175,971.   The Company had depreciation and amortization of $46,737
for the three months ended March 31, 2000.   The Company had barter
transaction of $65,000 and common stock issued for services of
$6,000 for the three months ended March 31, 2000.   The Company had an
increase in accounts payable and accrued expense of $214,515.   Income
taxes payable decreased by $60,000. Net cash provided by operations for the three months ended March 31, 2000 was $308,604.

The Company had a net income of $186,578 for the three months ended
March 31, 1999.   The Company received revenues of $3,117,496 that
consisted of advertising revenues of $1,546,624, subscription revenues of $782,282 and other revenues which consisted primarily of consulting fees of $114,014, tradeshow revenues of $577,305 and miscellaneous
revenues of $97,271.   The Company had direct costs of $1,628,293 for
the three months ended March 31, 1999.   Operating expenses for the
three months ended March 31, 1999 were $1,242,483 which includes payroll related costs of $829,462, postage of $67,791, and other
nonmaterial expenses of $283,943.   Promotion expenses were $61,287
for the three months ended March 31, 1999.

The Company had an increase in accounts receivable of $425,886. Inventories decreased $348 for the three months ended March 31, 1999 and prepaid expenses decreased by $19,796. Deferred promotion expenses increased $23,126 due primarily to the Company's direct mail
marketing campaigns.   Deferred advertising revenues increased
$19,166.   Deferred subscription revenues increased $559,276 from the
sale of its magazine and newsletter subscriptions.   Deferred
tradeshow revenues increased $6,041.   The Company had depreciation
and amortization of $51,652 and minority interest in earnings of American Gaming Summit, LLC of $70,400 for the three months ended
March 31, 1999.   The Company had an increase in accounts payable and
accrued expense of $99,318.   Other assets decreased by $3,125 for the
three months ended March 31, 1999. Net cash provided by operations for the three months ended March 31, 1999 was $566,688.

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




Date: May 13, 2000                         /s/ Alan Woinski
                                           ----------------------------
                                            Alan Woinski, President