Form 10QSB
period 2000-06-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2000-08-14
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2000

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

                6,449,927 Shares of Common Stock ($.001 par value)
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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET


                                 ASSETS

                                                              June 30,                       December 31,
                                                                2000                            1999
                                                             ---------                      ------------
                                                             (Unaudited)
Current assets
Cash                                                           $  677,128                   $  755,159
Certificate of deposit                                            412,789                      401,809
Accounts receivable, net of allowance for doubtful
accounts                                                        1,626,094                    2,409,010
Investment in marketable securities                             1,846,537                    1,635,216
Inventories                                                        52,565                       37,027
Loans receivable, employees                                         8,993                        8,416
Prepaid expenses                                                  114,892                       48,677
                                                              -----------                  -----------
Total current assets                                            4,738,998                    5,295,314

Property and equipment - at cost, less
 accumulated depreciation
and amortization                                                  323,875                      230,773

Goodwill, less accumulated amortization of
   $60,964 and $157,412                                         1,554,592                    1,615,556
Loans receivable, shareholders and
   related parties                                                699,541                      802,105
Other assets                                                       47,481                       46,038
                                                               ----------                  -----------
                                                             $  7,364,487                 $  7,989,786
                                                             ============                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
Notes payable                                                $    178,898                  $   120,000
Accounts payable and accrued expenses                           1,678,089                    1,460,848
Current portion of deferred subscription
    revenues                                                    1,198,847                    1,936,475
Income taxes payable                                              215,000                      153,000
                                                             ------------                  -----------
Total current liabilities                                       3,270,834                    3,670,323

Deferred subscription revenues,
   less current portion                                           178,427                      360,080
Note payable, less current portion                                 42,328                            -
                                                              -----------                   ----------
                                                                3,491,589                    4,030,403
                                                              -----------                   ----------
Shareholders' equity
Common stock, $.001 par value;
   50,000,000 shares authorized,
6,449,927 and 5,004,234 shares issued                              6,450                        5,004
Additional paid-in capital                                     6,144,973                    3,995,109
Undistributed stock compensation                                       -                    2,145,000
Unrealized loss on investments                                 ( 453,476)                   ( 255,173)
Accumulated deficit                                          ( 1,694,282)                 ( 1,930,557)
Common stock in treasury, at cost,
   56,307 shares                                                (130,767)                           -
                                                             -----------                  -----------
                                                               3,872,898                    3,959,383
                                                             -----------                  -----------
                                                             $ 7,364,487                  $ 7,989,786
                                                             ===========                  ===========

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)


                                                    Three Months Ended                   Six Months Ended
                                                           June 30,                          June 30,
                                                    -------------------                  ----------------
                                                 2000                 1999            2000              1999
                                               --------             -------         -------           --------
Revenues                                    $  3,337,315       $  3,638,920    $  6,739,238       $  6,756,416

Direct costs                                   1,573,696          1,802,546       3,492,475          3,430,839
                                            ------------       ------------    ------------       ------------
Gross profit                                   1,763,619          1,836,374       3,246,763          3,325,577

General and administrative expenses            1,360,925          1,418,983       2,822,613          2,661,466
                                            ------------       ------------     -----------       ------------
Income from operations                           402,694            417,391         424,150            664,111

Other income                                      37,480              8,857          52,956             19,115
                                            ------------       ------------     -----------       ------------
Income before income taxes
and minority interest                            440,174            426,248         477,106            683,226

Income taxes                                     122,000            148,000         122,000            148,000
                                            ------------       ------------     -----------       ------------
Income before minority
interest                                         318,174            278,248         355,106            535,226

Minority interest in earnings (loss) of
American Gaming Summit, LLC
 And Southern Gaming Summit                      118,831             (5,206)        118,831            65,194
                                            ------------       ------------     -----------       ------------
Net income                                    $  199,343         $  283,454      $  236,275         $  470,032
                                            ============       ============     ===========       ============
Basic and diluted income per share            $      .03         $      .06      $      .04         $      .09
                                            ============       ============     ===========       ============
Shares used in calculation of income
per share                                      6,433,620          4,984,097       5,734,898          4,979,071
                                            ============       ============     ===========       ============

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (Unaudited)


                                                               2000              1999
                                                            ----------        -----------
Cash flows from operating activities                        $  526,195         $  781,081

Cash flows from investing activities                         ( 523,769)         ( 700,373)

Cash flows from financing activities                         (  80,457)          (  3,819)
                                                           -----------       ------------
Net increase (decrease) in cash                              (  78,031)            76,889

Cash, beginning of period                                      755,159          1,124,140
                                                           -----------       ------------
Cash, end of period                                         $  677,128       $  1,201,029
                                                           ===========       ------------
Supplemental cash flow disclosures
Interest paid                                              $    10,144         $    7,366
Income taxes paid                                               60,000                  -

Noncash financing activities
Issuance of common stock as bonuses                        $ 2,145,000                  -
Treasury stock received to reduce
  shareholder loans                                            130,767                  -
Issuance of common stock for services                            6,000                  -
Financed equipment acquisitions                                 51,226                  -

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)




1 - ORGANIZATION

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


2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10KSB for the year ended December 31, 1999 and Form 8-K filed on August 8, 2000.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

3 - BARTER TRANSACTIONS

The Company accounts for barter transactions in accordance with EITF 93-11, "Accounting for Barter Transaction Involving Barter Credits", and APB No. 29, "Accounting for Nonmonetary Transactions", which require that the fair value of the nonmonetary asset exchanged be used in recording the nonmonetary transactions.

On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of June 30, 2000, the Company has provided advertising services of $182,000 and deferred the remaining $52,000 until the advertisement services are provided. In addition, the Company distributed promotional videos with a cost of approximately $145,000, which was recognized as promotion expense in the six months ended June 30, 2000. The cost of the remaining videos has been deferred and will be recognized as expense when distributed.


4 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in the merger transaction, and is being amortized over 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at June 30, 2000.


5 - NOTES PAYABLE

The note payable of $170,000 is a demand note and requires monthly payments of interest only, beginning May 1, 1999, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note. Interest expense was $6,697 and $5,281 for the six months ended June 30, 2000 and 1999, respectively.

The note payable in the original amount of $53,755 is a finance obligation payable to First Union National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the six months ended June 30, 2000, interest expense was $859.

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was approximately $78,000 and $69,000 for the six months ended June 30, 2000 and 1999, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $479,561, a loan of $8,635 to a family member of a shareholder, and loans of $211,345 to two shareholders. Repayments began at the end of the first quarter of 2000 with the shareholders returning 56,307 shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter. See Note 7.


7 - COMMON STOCK

On March 6, 2000, the Company issued 2,000 shares of restricted common stock, with a fair value of $6,000, in exchange for consulting services.

On March 30, 2000, the Company issued 1,463,693 shares of restricted common stock, with a fair value of $2,145,000 as compensation to four officers as part of the merger agreement with Gaming. The related compensation expense was recognized during the year ended December 31, 1999.

During the six months ended June 30, 2000, the Company reacquired
56,307 shares of restricted common stock from three shareholders, valued at $130,767, for partial repayment of shareholder loans receivable.


8 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

                                           Six Months Ended
                                                June 30,
                                          -------------------
                                           2000          1999
                                          ------        ------
Net income                              $ 236,275     $ 470,032
Change in unrealized loss on
investments                              (198,303)     (275,632)
                                        ---------     ---------
                                         $ 37,972     $ 194,400
                                        =========     =========

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


9 - SUBSEQUENT EVENT

On August 7, 2000, the Company acquired a 60% interest in Poker
Digest, LLC for 301,500 shares of restricted common stock. The remaining 40% interest will be held by the founders of Poker Digest, LLC, who will continue to operate the Company. Poker Digest, LLC is the holding company for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines.

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

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 and
requires annual rent payments of $18,000.   Total related party rent expense
was $78,000 and $69,000 for the six months ended June 30, 2000 and 1999, respectively.

For the six months ended June 30, 2000, the Company had an increase in loan receivables from shareholders and related parties of $28,203 and an increase in loans receivable from employees of $577. The Company purchased $74,385 worth of equipment, and had an increase in marketable securities of $409,624. As a result, the Company had cash flow used in investing activities of $523,769 for the six months ended June 30, 2000.

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

For the six months ended June 30, 2000, the Company had an increase in notes payable of $101,226, which includes finance obligation of
company truck of $51,226.   The Company also reacquired common stock
valued at $130,767 to reduce shareholder loans receivable.   As a
result, the Company had net cash used in financing activities of $80,457 for the six months ended June 30, 2000.

For the six months ended June 30, 1999, the Company made distributions of
$65,194 to a minority interest.   The Company received proceeds of $61,375
from the issuance of its common stock.   As a result, the Company had net
cash used in financing activities of $3,819 for the six months ended
June 30, 1999.

Results of Operations.   The Company had net income of $236,275 for the
six months ended June 30, 2000.   The Company received revenues of
$6,739,238 that consisted of advertising revenue of $3,737,352, subscription revenues of $1,469,415 and other revenues which consisted primarily of consulting fees of $305,405, tradeshow revenues of
$1,027,192 and miscellaneous revenues of $199,874.   The Company had
direct costs of $3,246,763 for the six months ended June 30, 2000. Operating expenses for the six months ended June 30, 2000 were $2,822,613 that includes payroll related costs of $1,682,781 , postage
of  $333,327 and other nonmaterial expenses of $513,270.   Promotion
expenses were $293,235 for the six months ended June 30, 2000.

The Company had a decrease in accounts receivable of $782,916. Inventories increased $15,538 for the six months ended June 30, 2000 and prepaid expenses increased by $14,215. Deferred promotion expenses
increased $52,000.   Deferred subscription revenues decreased $964,874
from the sale of its magazine and newsletter subscriptions.   Deferred
tradeshow revenues decreased $6,407.   The Company had depreciation and
amortization of $93,473 for the six months ended June 30, 2000.   The
Company had minority interest in earnings of American Gaming Summit, LLC and Southern Gaming Summit of $118,831. The Company had an increase in accounts payable and accrued expense of $217,241 and an
increase in income taxes payable of $62,000.   Other assets increased
by $1,443 for the six months ended June 30, 2000. Net cash provided by operations for the six months ended June 30, 2000 was $526,195.

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


                                      /s/ Alan Woinski
                                 ----------------------------
                                     Alan Woinski, President


August 11, 1999