Form 10QSB
period 2000-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2000-11-14
CIK 1002455

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2000

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

                6,751,427 Shares of Common Stock ($.001 par value)
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

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:


       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET


                         ASSETS
                          -------

                                                 September 30,          December 31,
                                                     2000                  1999
                                                 ------------           -----------
                                                  (Unaudited)
Current assets
Cash                                               $   747,087          $   755,159
Certificate of deposit                                 254,767              401,809
Accounts receivable, net of allowance for
doubtful accounts                                    2,164,676            2,409,010
Investment in marketable securities                  1,471,674            1,635,216
Inventories                                             57,585               37,027
Loans receivable, employees                             13,123                8,416
Prepaid expenses                                       153,199               48,677
                                                   -----------          -----------
Total current assets                                 4,862,111            5,295,314

Property and equipment - at cost, less
   accumulated depreciation and amortization           329,894              230,773

Goodwill, less accumulated amortization of
   $316,139 and $157,412                             1,965,462            1,615,556
Loans receivable, shareholders and related parties     670,909              802,105
Other assets                                            50,467               46,038
                                                    ----------          -----------
                                                    $7,878,843           $7,989,786
                                                    ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Notes payable                                       $  179,920           $  120,000
Accounts payable and accrued expenses                1,628,123            1,460,848
Current portion of deferred subscription revenues      853,642            1,936,475
Income taxes payable                                   315,514              153,000
                                                    ----------           ----------
Total current liabilities                            2,977,199            3,670,323

Deferred subscription revenues, less current portion   334,253              360,080
Note payable, less current portion                      39,162                    -
Minority interest                                       29,021                    -
                                                    ----------           ----------
                                                     3,379,635            4,030,403
Shareholders' equity
Common stock, $.001 par value; 50,000,000
   shares authorized, 6,751,427 and 5,004,234
   shares issued                                         6,751               5,004
Additional paid-in capital                           6,625,188           3,995,109
Undistributed stock compensation                             -           2,145,000
Accumulated unrealized loss on investments          (  408,528)         (  255,173)
Accumulated deficit                                 (1,549,686)         (1,930,557)
Common stock in treasury, at cost, 76,307 shares    (  174,517)                  -
                                                    ----------          ----------
                                                     4,499,208           3,959,383
                                                    ----------          ----------
                                                    $7,878,843          $7,989,786
                                                  =========          =========

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                         ----------------------          ----------------------
                                                          2000             1999           2000            1999
Revenues                                               $3,228,781       $2,966,493     $9,968,019     $9,722,909

Direct costs                                            1,582,952        1,576,432      5,075,427      5,007,271
                                                       ----------      -----------    -----------    -----------
Gross profit                                            1,645,829        1,390,061      4,892,592      4,715,638

General and administrative expenses                     1,375,604        1,262,745      4,198,217      3,924,211
                                                       ----------       ----------     ----------     ----------
Income from operations                                    270,225          127,316        694,375        791,427

Other income                                               21,935           12,245         74,891         31,360
                                                        ---------        ---------      ---------      ---------
Income before income
taxes and minority interest                               292,160          139,561        769,266       822,787

Income taxes                                              151,000           10,000        273,000       158,000
                                                        ---------         --------      ---------      --------
Income before minority
interest                                                  141,160          129,561        496,266       664,787
                                                        ---------         --------      ---------      --------
Minority interest in earnings of
Poker Digest, LLC                                           2,653                -          2,653             -
American Gaming Summit, LLC and
Southern Gaming Summit, LLC                                  780          (93,046)      (118,051)     (158,240)
                                                         --------          -------       --------      --------
                                                            3,433         (93,046)      (115,398)     (158,240)
                                                         --------         --------       --------      --------
Net income                                               $144,593         $ 36,515       $380,868      $506,547
                                                         ========         ========       ========      ========
Basic and diluted income per share                       $    .02         $    .01       $    .07      $    .10
                                                         ========         ========       ========      ========
Shares used in calculation of income
per share                                               6,751,210        5,001,734      5,593,773     4,986,708
                                                        =========        =========      =========     =========

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (Unaudited)

                                                          2000                         1999
                                                         ------                       ------
Cash flows from operating activities                    ($124,057)                   $1,118,564

Cash flows from investing activities                       65,985                     (777,308)

Cash flows from financing activities                      50,000                     (106,865)
                                                       ---------                    ----------
Net increase (decrease) in cash                           (8,072)                      234,391

Cash, beginning of period                                755,159                     1,124,140
                                                       ---------                    ----------
Cash, end of period                                     $747,087                    $1,358,531
                                                        ========                    ==========
Supplemental cash flow disclosures
Interest paid                                           $ 17,379                    $   11,116
Income taxes paid                                        117,316                             -

Noncash financing activities
Issuance of common stock as bonuses                    2,145,000                             -
Treasury stock reacquired in reduction of
shareholder loans                                        174,517                             -
Issuance of common stock for services                      6,000                             -
Financed equipment acquisitions                           49,082                             -
Issuance of common stock in connection with the
acquisition of 60% of Poker Digest, LLC                  480,516                             -

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

Acquisition

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC for 301,500 shares of restricted common stock in a business combination accounted for under the purchase method of accounting. The remaining 40% interest will be held by the founders of Poker Digest, LLC, who will continue to operate the Company. Poker Digest, LLC is the holding company for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines. Goodwill of approximately $453,000 was recorded in connection with the acquisition and will be amortized over a 10-year period. Pro forma results of operations have not been presented for the acquisition because the effect of the acquisition was not material to the Company. The results of operations of Poker Digest, LLC are included in the Company's condensed consolidated statement of income from the date of acquisition.

2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10KSB for the year ended December 31, 1999.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)




2 - BASIS OF PRESENTATION (Continued)

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

On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of September 30, 2000, the Company has provided advertising services of $182,000 and deferred the remaining $52,000 until the advertisement services are provided. In addition, the Company distributed promotional videos with a cost of approximately $145,000, which was recognized as promotion expense in the nine months ended September 30, 2000. The cost of the remaining videos has been deferred and will be recognized as expense when distributed.


4 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in the merger transactions, and is being amortized over periods of 10 to 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at September 30, 2000.


5 - NOTES PAYABLE

A note payable of $170,000 is a demand note and requires monthly payments of interest only, beginning May 1, 1999, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder are collateral for the note. Interest expense was $13,083 and $6,315 for the nine months ended September 30, 2000 and 1999, respectively.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)




5 - NOTES PAYABLE (Continued)

A note payable in the original amount of $53,755 is a finance obligation payable to First Union National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the nine months ended September 30, 2000, interest expense was $1,242.


6 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was approximately $103,500 for each of the nine months ended September 30, 2000 and 1999, respectively.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $455,797, a loan of $9,420 to a family member of a shareholder, and loans of $211,645 to another shareholder. Repayments on the loans began at the end of the first quarter of 2000 with the shareholders returning shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter. See Note 7.


7 - COMMON STOCK

On March 6, 2000, the Company issued 2,000 shares of restricted common stock, with a fair value of $6,000, in exchange for consulting services.

On March 30, 2000, the Company issued 1,463,693 shares of restricted common stock, with a fair value of $2,145,000, as compensation to four officers as part of the merger agreement with Gaming. The related compensation expense was recognized during the year ended December 31, 1999.

During the nine months ended September 30, 2000, the Company reacquired 76,307 shares of restricted common stock from three shareholders, valued at $174,517, as partial repayment of shareholder loans receivable.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)




8 - COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                             Nine Months Ended
                                               September 30,
                                          -----------------------
                                          2000               1999
                                        --------           --------
Net income                              $380,868           $506,547
Unrealized loss on investments          (153,355)          (276,233)
                                        --------           --------
                                        $227,513           $230,314
                                      ========          ========

9 - RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is continuing to evaluate the potential impact of SAB 101 on the Company's results of operations and financial position. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of 2000.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.

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

Recent Acquisition.   On July 1, 2000, the Company acquired a 60% interest
in Poker Digest, LLC for 301,500 shares of restricted common stock in a business combination accounted for under the purchase method of accounting. The remaining 40% interest will be held by the founders of Poker Digest, LLC, who will continue to operate the Company. Poker Digest, LLC is the holding company for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines. Goodwill of approximately $453,000 was recorded in connection with the acquisition and will be amortized over a 10-year period. Pro forma results of operations have not been presented for the acquisition because the effect of the acquisition was not material to the Company. The results of operations of Poker Digest, LLC are included in the Company's condensed consolidated statement of income from the date of acquisition.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on
January 1, 1996 and requires annual rent payments of $18,000.   Total
related party rent expense was $103,500 for each of the nine months ended September 30, 2000 and 1999.

For the nine months ended September 30, 2000, the Company had an increase in loan receivables from shareholders and related parties of $43,321 and an increase in loans receivable from employees of $4,707. The Company purchased $98,932 worth of equipment, and sold marketable securities for $37,038 and a decrease in Certificates of Deposit of
$147,042.   The Company also received cash of $28,865 in the
acquisition of Poker Digest, LLC. As a result, the Company had cash flow from investing activities of $65,985 for the nine months ended September 30, 2000.

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

For the nine months ended September 30, 2000, the Company had an increase in notes payable of $99,082, which includes finance
obligations of a company truck of $49,082.   The Company also
reacquired common stock valued at $174,517 to reduce shareholder loans
receivable.   The Company had net cash from financing activities of
$50,000 for the nine months ended September 30, 2000.

For the nine months ended September 30, 1999, the Company had a
decrease in notes payable of $10,000.   The Company made distributions
of $158,240 to a minority interest.   The Company received proceeds of
$61,375 from the issuance of its common stock.   As a result, the
Company had net cash used in financing activities of $106,865 for the nine months ended September 30, 1999.

Results of Operations.   The Company had net income of $380,868 for
the nine months ended September 30, 2000.   The Company received
revenues of $9,968,019 that consisted of advertising revenue of $5,833,969, subscription revenues of $2,356,892 and other revenues which consisted primarily of consulting fees of $349,855, tradeshow
revenues of $1,125,232 and miscellaneous revenues of $302,071.   The
Company had direct costs of $5,075,427 for the nine months ended
September 30, 2000.   Operating expenses for the nine months ended
September 30, 2000 were $4,198,217 that includes payroll related costs of $2,611,108, postage of $254,679 and other expenses of $881,486. Promotion expenses were $450,944 for the nine months ended September 30, 2000.

The Company had a decrease in accounts receivable of $335,176 for the
nine months ended September 30, 2000.   Inventories increased $17,482
and prepaid expenses increased by $123,110. Deferred subscription revenues decreased $1,108,660 from the sale of its magazine and
newsletter subscriptions.   The Company had depreciation and
amortization of $153,324 for the nine months ended September 30, 2000. The Company had minority interest in earnings of American Gaming Summit, LLC and Southern Gaming Summit of $118,051. The Company had an increase in accounts payable and accrued expense of $100,437 and an
increase in income taxes payable of $162,514.   Other assets increased
by $7,415 for the nine months ended September 30, 2000. Net cash used in operations for the nine months ended September 30, 2000 was $124,057.

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


November 14, 2000