Form 10KSB
period 2000-12-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2001-03-23
CIK 1002455

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

The Company's revenues for its most recent fiscal year were
$13,006,182.   As of December 31, 2000, the market value of the
Company's voting $.00l par value common stock held by non-affiliates of the Company was $2,109,418.

The number of shares outstanding of Company's only class of common stock, as of December 31,2000 was 6,711,427 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

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

The Company issues six newsletters on a daily, weekly or monthly basis for the gaming industry and its consumers. These include National Gaming Summary, Atlantic City Insider, The Gaming Industry Weekly Report, The Gaming Industry Daily Report, The Daily Lodging Report and The Daily Lodging Report Asia Pacific. Shorter, less elaborate than its magazines and without advertising, each of these publications has a different orientation yet together give the Company a more diversified product line.

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

History

The first issue of Casino Journal was published in 1985 and was devoted essentially to management and labor issues involving the Atlantic City casinos. Gradually, its coverage became more diverse and it grew into a feature-oriented trade magazine exploring a host of gaming industry issues---for example, gambling legislation, drug testing, internal security, casino marketing, game protection. At the suggestion of Steve Wynn, then chairman of Mirage Resorts, the Company later started to publish another version of Casino Journal for the Nevada market.
For a time the Company published two editions of Casino Journal, one for Atlantic City and the other for the Nevada area. In 1996, these two editions were merged, but as early as 1993 they both became glossy, full-colored magazines.

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

On January 10, 2001, the Company sold certain assets to GEM Communications, LLC for approximately $2,625,000 of cash and an ownership interest in the purchaser valued at $1,800,000. The gain on the sale prior to any performance-based adjustments was approximately $4,276,000. The Company may also receive up to $375,000 in additional funds within the next year if certain performance criteria are met.

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

Poker Digest

The Company became majority owner of Poker Digest magazine as a result of the acquisition of 60% of Poker Digest LLC in July of 2000.
Poker Digest magazine is a bi-weekly magazine designed for poker players and visitors to card clubs in the United States and Europe and
poker rooms at casinos around the world.   Card clubs exist mainly in
California and have recently been added to parimutuel facilities
across the country.   Poker Digest magazine contains helpful tips and
advice, news and events which occur primarily in the poker universe. Poker Digest LLC has retained professional card players and experts to furnish its readers with strategies and tips on the different games in the poker universe.

The magazine is a full color, glossy magazine that runs from 90 to 110 pages in each issue. Actual circulation approximates 30,000 copies
with total readership estimated at 100,000.   The magazine is
distributed primarily in poker rooms at casinos, card clubs and at poker tournaments and also, to a lesser extent, by subscription.

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

                   Newsletters

The Company publishes six newsletter related to the gaming and lodging industries: National Gaming Summary, Atlantic City Insider, Gaming Industry Weekly Report, Gaming Industry Daily Report, The Daily Lodging
Report Asia Pacific and The Daily Lodging Report.   None of the
newsletters carry advertising, and all are distributed through subscriptions.

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

   Gaming Industry Weekly Report, Gaming Industry Daily Report,
    Daily Lodging Report and Daily Lodging Report Asia Pacific

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

The Daily Lodging Report and Daily Lodging Report Asia Pacific are
produced in a joint venture with HVS International.   Produced in the
same format as The Gaming Industry Daily Report, the one page newsletter is faxed and e-mailed each evening to investors and
executives involved in the hotel and lodging industry.   Each day the
newsletter recaps the events and stock price movements that occurred as related to the lodging and hotel industry.

The Company plans to introduce additional Daily financial newsletters
for other industries in the future through joint ventures.   The
Company began distribution of The Daily Lodging Report - Asia Pacific in February, 2000 in a joint venture with HVS International and Hotel Asia Pacific Magazine.

Trade Show/Conventions/ Special Events

The Company organizes and sponsors five trade show / conventions and other special events.

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

Classic Poker Cruises

The Company became majority owner of Classic Poker Cruises as a result of the acquisition of 60% of Poker Digest LLC in July of 2000.
Classic Poker Cruises organizes 3, 7 and 10 day poker cruises on cruise ships to various destinations around the world on some of the
top cruise ships in the world.   The Company usually organizes 3 to 5
of these cruises each year, either on their own or in joint ventures with other poker related organizations.

The Company receives a block of cabins from the cruise line and sells these cabins to the readers of their affiliate, Poker Digest magazine. The Company also uses direct mail to sell these cabins and generates a commission on the sales. The day the cruise ship departs for its destinations, the Company loads their own Poker Tables on the ship to
a specific designated room.   The Company also staffs their own Poker
Dealers, chips and cards.   Once the cruise ship is at sea, the
Company opens the room to hold low limit poker tournaments to the
guests which have purchased the block of cabins.    The Company
receives 10% of each "pot", up to $4 for each hand, for hosting these poker tournaments.

The Company expects to increase the frequency and marketing of these cruises in the future

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

Subscription rates for its proprietary magazines will depend on the particular magazine and the length of the subscription: Casino Player:
1 year--- $ 24, 2 years ----$37; Strictly Slots: 1 year -- $24, 2 Years --- $37; Casino Journal: 1 year --- $ 79, Poker Digest: six months --
$39, 1 year -- $69.    The newsstand price for Casino Journal is $10
per issue and for Casino Player -- $2.95 in U.S. and $4.25 in CDA.
Bulk deliveries to casino hotels are either free or at a negotiated fixed rate.

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

Employees

As of December 31, 2000, the Company had 51 full-time employees including its officers of whom 9 served as writers and editors, 5 in arts and graphics, 7 in sales and marketing, 3 in bookkeeping and accounting, 10 in circulation and customer service and 3 in general office. None of its employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.


ITEM 2.  PROPERTIES.

As of December 31, 2000 the following table lists the 3 offices by location which all are leased:

                               Approximate Total     Expiration Date         Approximate Annual
                                Area Leased               of Lease              Rental
Atlantic City, New Jersey         6,078 sq. ft.       November 30, 2004          $80,000 (1)
Las Vegas, Nevada(2)             10,000 sq. ft.         June 2007                $ 120,000
Paramus, New Jersey (3)           2,000 sq. ft.        January, 2001              $18,000

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

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

        Quarter  Ended                  High Bid               Low Bid

             3/31/99                     3.75                      2.75
             6/30/99                     3.50                      2.13
             9/30/99                     3.00                      2.25
             12/31/99                    1.19                      2.50
             3/31/00                     3.75                     1.187
             6/30/00                     2,812                    1.656
             9/30/00                     2.625                    1.875
             12/31/00                    2.875                    1.062

The approximate number of holders of record of the Company's $.001 par
value common stock, as of December 31, 2000, was 910.   Currently, as
of March 15, 2001, there are approximately 910 holders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.     Inasmuch as a major portion of the
Company's activities is the publishing of magazines and newsletters primarily for the U.S. gaming industry and its consumers, the organization and sponsorship of major trade shows and conventions for the gaming industry as well as consumer gaming festivals for specific resorts or casinos, the publishing of a mail order-catalog selling various gaming-related products, and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

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

The Company issued 301,500 share of restricted common stock with a fair value of $480,516 in connection with the acquisition of 60% ownership of Poker Digest, LLC.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on

January 1, 1996 and requires annual rent payments of $18,000.   Total
related party rent expense was $138,000 for each of the years ended December 31, 2000 and 1999.

For the year ended December 31, 2000, the Company had an increase in loan receivables from shareholders and related parties of $53,789 and an increase in loans receivable from employees of $6,762. The Company purchased $174,210 worth of equipment, redeemed a certificate of deposit for $109,156 and had an increase in marketable securities of $100,026 and sold marketable securities of $104,466 and acquired cash in the acquisition of Poker Digest LLC of $10,151. As a result, the Company had cash flow used in investing activities of $111,014 for the year ended December 31, 2000.

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

For the year ended December 31, 2000, the Company had an increase in
notes payable of $130,000.   The Company made distributions of $118,335
to minority interest.   The Company received proceeds of $41,265 from
the issuance of its long term debt and $7,000 from advanced from an affiliate. As a result, the Company had net cash flows from financing activities of $178,265 for the year ended December 31, 2000.

For the year ended December 31, 1999, the Company had an increase in
notes payable of $20,000.   The Company made distributions of $158,240
to minority interest. The Company received proceeds of $66,375 from the issuance of its common stock. As a result, the Company had net cash used in financing activities of $71,865 for the year ended December 31, 1999.

Results of Operations.   The Company had a net loss of $27,357 for the
year ended December 31, 2000.   The Company earned revenues of
$13,006,812 that consisted of advertising revenue of $7,652,430, subscriptions revenue of $3,212,109 and other revenues, which consisted primarily of consulting fees of $349,855, tradeshow revenues of
$1,226,563 and miscellaneous revenues of $565,855.   The Company had
direct costs of $6,703,568 for the year ended December 31, 2000. Operating expenses for the year ended December 31, 2000 were
$6,241,377.   These consisted principally of general and administrative
expenses of $5,428,974 which includes payroll related costs of $3,671,277, postage of $361,458, travel and entertainment of $226,351, bad debts of $357,073 and other nonmaterial expenses of $812,795. Promotion expenses were $508,273 for the year ended December 31, 2000.

The Company had a decrease in accounts receivable of $162,065. Inventories increased $30,084 for the year ended December 31, 2000 and prepaid expenses decreased by $23,206. Deferred subscription revenues decreased $873,663 from the sale of its magazine and newsletter
subscriptions.   The Company had depreciation and amortization of
$284,392 for the year ended December 31, 2000.   In addition, the
Company had other noncash adjustments of $46,857.   The Company had
minority interest in earnings of $165,346.   The Company had an
increase in accounts payable and accrued expense of $486,604.   Other
assets increased by $1,106 for the year ended December 31, 2000. Income taxes payable decreased by $153,000. Net cash from operations for the year ended December 31, 2000 was $14,283.

The Company had a net loss of $1,682,668, which includes noncash compensation of $2,145,000 in connection with the April 1998 merger of the Company and Gaming Venture Corp., U.S.A. for the year ended
December 31, 1999.   The Company earned revenues of $13,407,614 that
consisted of advertising revenue of $7,204,442, subscriptions revenue of $3,887,702 and other revenues, which consisted primarily of consulting fees of $657,857, tradeshow revenues of $1,344,048 and
miscellaneous revenues of $313,565.   The Company had direct costs of
$6,560,080 for the year ended December 31, 1999.   Operating expenses
for the year ended December 31, 1999 were $8,204,958.   These consisted
principally of general and administrative expenses of $4,920,531 which includes payroll related costs of $3,382,398, postage of $307,793, travel and entertainment of $139,675, bad debts of $63,884 and other
nonmaterial expenses of $1,026,781.   Promotion expenses were $907,573
and undistributed stock compensation was $2,145,000 for the year ended December 31, 1999.

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

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Glenn Fine                         42          Chairman, CEO & Director

Alan Woinski                       36          President, CFO & Director

Adam Fine                          31                COO, Director

Lisa Robertson                     34          Vice President, Director

Derek James                        43                  Controller

Kim Santangelo-Woinski             37                   Director

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

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, the Company entered into five-year employment contracts with Messr Fines, Woinski and Gros and Ms. Robertson in which they will serve as officers.  Their annual base salaries will range from $150,000 to
$525,000 and they will be entitled to increases of 10% in the second through fifth year.  Under the agreement, they may also receive additional unspecified bonuses.  Such bonuses shall be determined by the independent members of the Board of Directors who shall take into account their
individual performances in making such determination.   They will be subject
to a one-year covenant-not-to-compete with the Company that begins at the
end of the term of such agreements.    Mr. Woinski was paid $225,000 and
$265,000 for the years ended December 31, 2000 and 1999, respectively as an officer of the Company.  Glenn Fine was paid $525,000 and $592,500 at
December 31, 2000 and 1999, respectively.   Adam Fine was paid $250,000 and
$337,500 at December 31, 2000 and 1999, respectively.   Roger Gros was paid
$146,650 and $175,000 at December 31, 2000 and 1999, respectively.   Mr.
Gros resigned his position in December 2000.      Lisa Robertson was paid
$170,000 and $175,000 at December 31, 2000 and 1999, respectively

Mr. Woinski holds in the aggregate five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $2.40625 per share which vest at a rate of 20% per year, as long as he is employed by the
Company.   The fair value of options granted was $98,287 for each of the two years ended December 31, 2000 and 1999.




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


                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Alan Woinski                               716,500 (1)(2)         10.68%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Lucky Management Corp.                     716,500(1)(2)          10.68%
P.O. Box 1396
Paramus, NJ 07653

Kim Santangelo-Woinski                     716,500(1)(2)          10.68%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Glenn Fine                                     2,957,078           44.06%
5240 Southeastern
Las Vegas, NV 89119

Adam Fine                                       710,915            10.59%
5240 Southeastern
Las Vegas, NV 89119

Lisa Robertson                                  375,000             5.59%
5240 Southeastern
Las Vegas, NV 89119

Roger Gros                                      370,000             5.5%
5240 Southeastern
Las Vegas, NV 89119

All Directors & Officers
as a group (5 persons)                        4,759,493           70.92%

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

Alan Woinski          350,000 options to purchase Common Shares at $.2.4062
                        of which 192,500 have vested.
                      Expiration date is April 2003

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease, which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $138,000 for each of the years ended December 31, 2000 and 1999.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report......................
Consolidated Financial Statements
   Balance Sheet at December 31, 2000             2
   Statement of Operations
      Years Ended December 31, 2000 and 1999      3
   Statement of Comprehensive Loss
      Years Ended December 31, 2000 and 1999      4
   Statement of Changes in Shareholders' Equity
      Years Ended December 31, 2000 and 1999      5
   Statement of Cash Flows
      Years Ended December 31, 2000 and 1999      6-7
   Notes to Consolidated Financial Statements     8-18

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


INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF CASINO JOURNAL PUBLISHING GROUP, INC.


We have audited the accompanying consolidated balance sheet of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.





Friedman Alpren & Green LLP

New York, New York
March 13, 2001

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000


ASSETS

Current assets
Cash                                                                                                    718,358
Certificate of deposit                                                                                  255,314
Accounts receivable                                                                                   2,278,890
Investment in marketable securities                                                                   1,435,428
Inventories                                                                                              68,193
Loans receivable, shareholders                                                                          218,809
Prepaid expenses and other current assets                                                                47,184
Prepaid advertising                                                                                      95,500
                                                                                                      ---------
Total current assets                                                                                  5,117,676

Property and equipment - at cost, less accumulated
depreciation and amortization                                                                           265,471

Goodwill, less accumulated amortization of $357,669                                                   1,923,932
Loan receivable, shareholders                                                                           427,568
Other assets                                                                                             48,194
                                                                                                     ----------
                                                                                                   $  7,782,841
                                                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable, bank                                                                                  $   250,000
Current maturities of long-term debt                                                                      9,345
Accounts payable and accrued expenses                                                                 2,064,834
Current portion of deferred subscription revenues                                                     1,054,980
Due to affiliate                                                                                          7,000
                                                                                                     ----------
Total current liabilities                                                                             3,386,159

Deferred subscription revenues, less current portion                                                    386,662
Long-term debt, net of current portion                                                                   37,541
Minority interest                                                                                        47,011
                                                                                                      ---------
                                                                                                      3,857,373
                                                                                                      ---------
Commitments                                                                                                   -

Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
       6,807,734 shares issued and 6,711,427 outstanding
                                                                                                         6,807
Additional paid-in capital                                                                           6,625,167
Treasury shares, at cost - 96,307 shares                                                            ( 209,517)
Accumulated other comprehensive income - unrealized loss on investments                              (539,075)
Accumulated deficit                                                                                (1,957,914)
                                                                                                   -----------
                                                                                                     3,925,468
                                                                                                   -----------
                                                                                                     7,782,841
                                                                                                   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       2000                               1999
                                                                    ---------                        ----------
Revenues
Advertising                                                         7,652,430                        $7,204,442
Subscriptions                                                       3,212,109                         3,887,702
Trade shows                                                         1,226,563                         1,344,048
Consulting                                                            349,855                           657,857
Other                                                                 565,855                           313,565
                                                                    ---------                         ---------
                                                                   13,006,812                        13,407,614
                                                                   ----------                        ----------
Direct costs
Printing                                                            3,047,354                         2,718,006
Production                                                          1,256,262                         1,163,733
Postage                                                               649,747                           901,404
Distribution                                                          357,657                           357,181
Commissions                                                           604,324                           754,669
Outside writers                                                       314,264                           177,696
Other                                                                 473,960                           487,391
                                                                     --------                         ---------
                                                                    6,703,568                         6,560,080
                                                                    ---------                         ---------
Gross profit                                                        6,303,244                         6,847,534
                                                                    ---------                         ---------
Operating expenses
Promotion                                                             508,273                           907,573
General and administrative                                          5,428,974                         4,920,531
Depreciation and amortization                                         284,392                           216,818
Interest expense                                                       19,738                            15,036
Undistributed stock compensation                                           -                          2,145,000
                                                                    ---------                         ---------
                                                                    6,241,377                         8,204,958
                                                                   ----------                        ----------
Operating income (loss)                                                61,867                       (1,357,424)

Other income                                                           60,885                            47,996
                                                                    ---------                        ----------
Income (loss) before income taxes
and minority interest                                                 122,752                       (1,309,428)

Income tax expense (benefit)                                          (15,237)                          215,000
                                                                     --------                       -----------
Income (loss) before minority interest                                137,989                       (1,524,428)

Minority interest in earnings                                        (165,346)                        (158,240)
                                                                     --------                       -----------
Net loss                                                             $(27,357)                     $(1,682,668)
                                                                     ========                      ============
Basic and diluted loss per share                                       $(.01)                            $(.34)
                                                                     ========                      ============
Shares used in the calculation of loss per share                    6,249,481                         4,991,078
                                                                   ===========                     ============

The accompanying notes are an integral part of these consolidated financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000                               1999
                                                                  ----------                        -----------
Net loss                                                           $(27,357)                       $(1,682,668)

Other comprehensive loss
Unrealized loss on investments                                     (283,902)                          (182,881)
                                                                  ----------                        -----------
Comprehensive loss                                                $(311,259)                       $(1,865,549)
                                                                  ==========                       ============

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     Additional      Undistributed
                                     Common Stock      Paid-in          Stock        Treasury        Accumulated
                                    -------------
                                    Shares   Amount    Capital       Compensation      Stock           Deficit
                                   -------- -------    --------      ------------      -----         -----------
Balance, January 1, 1999         4,968,734  $ 4,969   $3,928,769      $     -         $    -          $(247,889)

Issuance of common stock
Options exercised                   33,000       33       61,342            -              -                   -
Stock compensation                   2,500        2        4,998            -              -                   -
Undistributed stock compensation         -        -           -         2,145,000          -                   -

Net loss                                 -       -            -                 -          -         (1,682,668)
                                   --------   -------  ----------      ----------      -----------   -----------
Balance, December 31, 1999       5,004,234    5,004    3,995,109        2,145,000          -         (1,930,557)

Issuance of common stock
Undistributed stock compensation 1,500,000    1,500    2,143,500       (2,145,000)          -                  -
Acquisition of a 60% subsidiary    301,500      301      480,215                -          -                   -
Consulting services                  2,000        2        6,343                -          -                   -
Purchase of treasury shares        (96,307)       -            -                -       (209,517)              -
Net loss                                -         -            -                -              -         (27,357)
                                 ----------  ------    ---------       ----------     ----------      ----------
Balance, December 31, 2000        6,711,427  $6,807   $6,625,167             $-0-     $ (209,517)    $(1,957,914)
                                  =========  ======   ==========      ===========      ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000                           1999
                                                                 ----------                  ---------------
Cash flows from operating activities
Net loss                                                       $   (27,357)                  $( 1,682,668)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities
Undistributed stock compensation                                        -                        2,145,000
Barter transactions                                                (43,500)                              -
Gain on sale of securities                                         (28,291)                              -
Issuance of common stock for services rendered                       6,345                               -
Marketable securities received for consulting services
Rendered                                                           (18,750)                              -
Depreciation and amortization                                      284,392                         216,818
Minority interest in earnings                                      165,346                         158,240
Interest earned on certificate of deposit                           37,339                         (1,809)
Changes in assets and liabilities, excluding effects
  of business combination
Accounts receivable                                                162,065                     (1,271,417)
Inventories                                                       ( 30,084)                        (3,379)
Deferred promotion expenses                                              -                         541,161
Prepaid expenses                                                    23,206                          75,314
Other assets                                                        (1,106)                            443
Accounts payable and accrued expenses                              486,604                         238,465
Deferred subscription revenues                                    (873,663)                        756,957
Deferred advertising revenues                                       24,737                        (118,056)
Deferred trade show revenues                                             -                        (312,978)
Income taxes payable                                              (153,000)                        153,000
                                                                 ----------                      ----------
Net cash provided by (used in) operating activities                 14,283                         895,091
                                                                 ----------                      ----------
Cash flows from investing activities
Additions to property and equipment                               (174,210)                       ( 70,422)
Redemption (purchase) of certificate of deposit                    109,156                        (400,000)
Proceeds from sale of marketable securities                        104,466                                -
Investment in marketable securities                               (100,026)                       (545,208)
Loans receivable, employees                                       (  6,762)                       (  1,382)
Loans receivable, shareholders                                    ( 53,789)                       (175,195)
Cash acquired in connection with business combination               10,151                               -
                                                                  --------                        ---------
Net cash used in investing activities                             (111,014)                     (1,192,207)
                                                                  --------                      ----------

The accompanying notes are an integral part of these consolidated financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000                           1999
                                                                 --------                        ----------
Cash flows from financing activities
Notes payable, bank                                             $  130,000                       $   20,000
Net proceeds of long-term debt                                      41,265                                -
Due to affiliate                                                     7,000                                -
Issuance of common stock                                                 -                           66,375
Distribution paid to Minority Interest                            (118,335)                        (158,240)
                                                                -----------                       ----------
Net cash provided by (used in) financing activities                 59,930                          (71,865)
                                                               ------------                       ----------
Net decrease in cash                                            (   36,801)                        (368,981)

Cash, beginning of year                                            755,159                         1,124,140
                                                                 ---------                         ---------
Cash, end of year                                               $  718,358                        $  755,159
                                                               ===========                        ==========
Supplemental cash flow disclosures
Interest paid                                                   $   19,738                        $   15,036
Income taxes paid                                                   20,500                            68,149

Noncash investing and financing activities
Treasury stock reacquired to settle shareholders'
loans receivable                                                   209,517                                 -
Issuance of common stock for services                                6,345                                 -
Issuance of common stock in connection with the
  acquisition of 60% Poker Digest, LLC                             480,516                                 -

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

On April 3, 1998, the Company merged with Gaming Venture Corp., U.S.A. ("Gaming"), a Nevada corporation, in a purchase business combination treated as a reverse acquisition. Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc.

Acquisition

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC for 301,500 shares of restricted common stock in a business combination accounted for under the purchase method of accounting. The remaining 40% interest will be held by the founders of Poker Digest, LLC, who will continue to operate the Company. Poker Digest, LLC is the holding company for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines. Assuming this acquisition had occurred January 1, 1999, consolidated net sales would have been approximately $13,548,000 for 2000 and $14,226,000 for 1999. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for 2000 and 1999. Such unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities and Certificate of Deposit

Marketable securities, consisting of common stock, are classified as available-for-sale and are stated at fair value.
Net unrealized losses at December 31, 2000 and 1999 were $283,902 and $182,851, respectively, and are presented as other comprehensive loss and as a component of shareholders' equity.

The Company has classified its certificate of deposit as held
to maturity.  At     December 31, 2000, the market value of
this investment approximated its book value. The certificate of deposit is due on February 5, 2001.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income
(loss) plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists entirely of net unrealized losses from marketable securities. The Company has presented a separate statement of other comprehensive loss.

Inventories

Inventories, which consist principally of books and video tapes on the gaming industry, are stated at the lower of cost (first-in, first-out) or market.

Deferred Promotion Costs

The Company, which began several direct mailing programs in 1998, accounts for direct-response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs". The primary purpose of these programs was to elicit sales from customers, who could be shown to have responded specifically to the advertising, which, accordingly, resulted in probable future economic benefits. Direct-response advertising consisted primarily of printing, postage and promotional costs and was amortized over the estimated period of the future benefit using the ratio of current period revenues to total current and estimated future period revenues. The program was completed in 1999 and the remaining direct-response advertising costs of $541,161 were amortized.

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

Concentrations of Credit Risk

At December 31, 2000, the Company maintained cash balances in banks and brokerage firms. Balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.

Fair Value of Financial Instruments

The fair values of loans receivable and the note payable approximate their carrying amounts.

Goodwill

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions, and is being amortized over 10 and 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 2000.

Revenue Recognition

Subscription revenues are recognized in income as issues of magazines and newsletters are delivered to the subscribers. Advertising revenues are recognized on publication of the respective magazine. Trade show revenues are recognized when the shows are held.

Income Taxes

The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

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

Recent Pronouncements

The Company has adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies were in compliance with SAB 101 prior to adoption and, accordingly, no adjustments to the financial statements were necessary.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments as defined by the aforementioned pronouncements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Equipment                                               $205,956
Furniture and fixtures                                   302,203
Vehicles                                                 206,425
Leasehold improvements                                    52,357
                                                         -------
                                                         766,941
Less - Accumulated depreciation
and amortization                                         501,470
                                                         -------
                                                       $ 265,471

Depreciation on property and equipment was $140,099 and $89,889 for the years ended December 31, 2000 and 1999, respectively.

3 - NOTE PAYABLE

A note payable of $250,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate plus 1%. Marketable securities owned by a shareholder and the certificate of deposit owned by the Company are collateral for the note. Interest expense on the note was $12,370 and $10,047 for the years ended December 31, 2000 and 1999, respectively.

A note payable in the original amount of $53,755 is a finance obligation payable to First Union National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the year ended December 31, 2000, interest expense was $3,287.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3 - NOTE PAYABLE (Continued)

Maturities of long-term debt as of December 31, 2000 are as follows:

Year Ending
December 31,
------------
2001                $9,345
2002                10,307
2003                11,367
2004                12,537
2005                 3,330
                   --------
                  $ 46,886


4 - INCOME TAXES AND DEFERRED INCOME TAXES

Income taxes and components of deferred tax assets are as follows:

                                                2000                   1999
                                               -------               -------
Current income taxes (benefit)
Federal income taxes                          $(20,737)           $  168,000
State income taxes                               5,500                47,000
                                              --------            ----------
                                              $(15,237)           $  215,000

Deferred tax assets
Undistributed stock compensation              $      -            $  644,000
Stock compensation                             644,000                     -

Less - Valuation allowance                    (644,000)            (644,000)
                                              --------             ---------
Net deferred tax assets                       $   -0-             $     -0-

5 - STOCK OPTION PLAN

Following the 1998 merger, the Company granted Gaming's President an option to purchase up to 350,000 shares of the Company at an exercise price of $2.41. This option is for a period of five years from the closing date of the merger, April 1, 1998, and vests at a rate of 20% a year, as long as he is employed by the Company. At December 31, 2000 and 1999, 192,500 and 122,500 options, respectively, were vested.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5 - STOCK OPTION PLAN (Continued)

Changes in outstanding options under the stock option plan for the years ended December 31, 2000 and 1999, and options exercisable at December 31, 2000, are as follows:

                                                                                   Weighted
                                                                Number              Average
                                                                  Of               Exercise
                                                                Shares                Price
Outstanding, January 1, 1999                                   597,500               $ 2500
Exercised January 21, 1999 at $1.50                           (  5,000)               1.500
Exercised February 19, 1999 at $2.125                         (  3,000)               2.125
Granted at April 3, 1999 at $2.41                               70,000                2.410
Exercised June 1, 1999 at $1.50                               ( 15,000)               1.500
Exercised June 9, 1999 at $2.50                               ( 10,000)               2.500
Expired                                                       ( 30,000)               1.500
                                                              --------
Outstanding at December 31, 1999                               604,500                2.587
Granted at April 3, 2000                                        70,000                2.410
Expired                                                       (482,000)               2.430
                                                              --------                -----
Outstanding at December 31, 2000                               192,500              $ 2.410
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

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5 - STOCK OPTION PLAN (Continued)

Had compensation expense for the Company's stock-based compensation plan been determined for the years ended December
31, 2000 and 1999 based on fair values at the grant dates for awards under those plans, the Company's net loss and loss per share would have been as follows:

                                             2000                        1999
                                            ------                       ------
Net loss
As reported                              $( 27,357)                     $(1,682,668)
Pro forma                                 (125,644)                      (1,804,093)
Basic and diluted loss per share
As reported                               (    .01)                      (      .34)
Pro forma                                 (    .02)                      (      .36)

The weighted average fair value of options granted during 2000 and 1999 was estimated on the date of grant using the Black-
Scholes option-pricing model, and the following assumptions:

                                             2000                         1999
                                            ------                      --------
Expected volatility                         64.93%                        50.36%
Risk-free interest rate                      4.59%                         6.33%
Expected life                              5 years                       5 years
Dividend yield                               -0-%                           -0-%
Forfeiture rate                              -0-%                           -0-%

Summary information about the Company's stock options outstanding at December 31, 2000 are as follows:

Outstanding                                           Weighted
And                                                    Average
Exercisable                                         Contractual
at December 31,           Exercise                     Periods
2000                        Price                     (in Years)
---------------          ----------                 ------------

192,500                    $2.41                            3.25

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6 - STOCK PURCHASE WARRANTS

In June 1995, Gaming authorized a distribution to shareholders of 100,000 each of A and B stock purchase warrants, exercisable as follows:

$4.00 plus one A warrant for each share of common stock
$6.00 plus one B warrant for each share of common stock

The warrants were exercisable for a period of 24 months from the date of issue and were callable with 30 days' notice at a price of $.001 per warrant. The exercisable period was subsequently extended through December 31, 2000. No such warrants were exercised for the year ended December 31, 2000.

7 - COMMON STOCK

On March 6, 2000, the Company issued 2,000 shares of restricted common stock, with a fair value of approximately $6,000, in exchange for consulting services.

The Company granted certain officers rights to receive common stock at no cost, if certain revenue goals were met. At December 31, 1999, these goals were met and the officers were entitled to receive 1,500,000 shares with a market value on the over-the-counter bulletin board on that date of $1.43 per share. The total expense of $2,145,000 was recognized in the 1999 financial statements as undistributed stock compensation. On March 30, 2000, the Company issued all of the 1,500,000 shares of restricted common stock.

On July 1, 2000, the Company issued 301,500 shares of restricted stock, with a fair value of $480,516, in connection with the acquisition of 60% ownership of Poker Digest, LLC.

8 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. Total related party rent expense was $138,000 for each of the years ended December 31, 2000 and 1999.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8 - RELATED PARTY TRANSACTIONS (Continued)

Loans receivable, shareholders and related parties include loans to the majority shareholder of $445,504, a loan of $10,120 to a family member of a shareholder, and loans of $190,753 to another shareholder. Repayments began at the end of the first quarter of 2000 with the shareholders returning shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter. During the year ended December 31, 2000, the Company reacquired 96,307 shares of restricted common stock from two shareholders, valued at $209,517, as partial repayment of shareholder loans receivable.

Due to affiliate represents temporary noninterest-bearing loans from a company which is owned by the minority interest of Poker
Digest, LLC.  These loans are due on demand.


9 - COMMITMENTS

Lease Commitments

In addition to the space leased from related parties (see Note
8), the Company leases premises under a noncancelable operating lease expiring November 30, 2004. The lease requires additional rent payments based on increases in real estate taxes and operating expenses over base period amounts.

The Company also leases premises under a noncancelable operating lease expiring May 31, 2003. The lease requires rent payments based on base rent plus adjustments based on the Consumer Price
Index.

Approximate future minimum lease payments at December 31, 2000, including rents under leases with related parties, are as follows:

Year Ending
December 31,
------------
2001                               $247,000
2002                                253,000
2003                                242,000
2004                                227,000
2005                                137,000
Thereafter                          220,000
                                 ----------
                                 $1,326,000
                                 ==========

Rent expense, including related party rent, was $232,965 and $219,237 for the years ended December 31, 2000 and 1999, respectively.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9 - COMMITMENTS (Continued)

Employment Agreements

Effective April 1, 1998, the Company has entered into employment agreements with five key employees. Such contracts, with a duration of five years, provide for annual compensation ranging from $150,000 to $525,000 a year.


10 - BARTER TRANSACTIONS


On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of December 31, 2000, the Company has provided advertising services of $182,000 and deferred the remaining $52,000 until the advertising services are provided. In addition, the Company distributed promotional videos with a cost of approximately $145,000, which was recognized as promotion expense in the year ended December 31, 2000. The cost of the remaining videos has been deferred and will be recognized as expense when distributed. At December 31, 2000, prepaid advertising as a result of this transaction was $95,500.


11 - SUBSEQUENT EVENT

On January 10, 2001, the Company sold certain assets to GEM Communications, LLC for approximately $2,625,000 of cash and an ownership interest in the purchaser valued at $1,800,000. The gain on the sale prior to any performance-based adjustments was approximately $4,276,000. The Company may also receive up to $375,000 in additional funds within the next year if certain performance criteria are met.

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

Date:    March 24, 2001        Casino Journal Publishing, Inc.

                                 /s/ Alan Woinski
                                 ------------------------------------
                                 By: Alan Woinski, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alan Woinski                                                 3/24/01
------------------------------                                     Date:
Alan Woinski
President and Director
(Principal Executive, Financial and Accounting)

/s/ Kim Santangelo-Woinski                                       3/24/01
------------------------------                                     Date:
Kim Santangelo-Woinski
Director


/s/ Glenn Fine                                                    3/24/01
------------------------------                                     Date:
Glenn Fine
Director


/s/ Adam Fine                                                      3/24/01
------------------------------                                        Date:
Adam Fine
Chief Operating Officer and Director


/s/ Lisa Robertson                                                  3/24/01
------------------------------                                        Date:
Lisa Robertson
Vice President and Director


/s/ Derek James                                                    3/24/01
------------------------------                                        Date:
Derek James
Controller


