Form 10QSB
period 2001-03-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2001-05-15
CIK 1002455

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2001

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

      6,716,427 Shares of Common Stock ($.001 par value)
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

          CONDENSED CONSOLIDATED BALANCE SHEET

                    MARCH 31, 2001
                      (Unaudited)

                        ASSETS
                        ------

Current assets
Cash                                                         $2,212,590
Certificate of deposit                                          251,809
Accounts receivable                                           1,782,578
Investment in marketable securities                             175,417
Inventories                                                      65,480
Loans receivable, shareholders                                  134,820
Prepaid expenses and other current assets                         8,738
Prepaid advertising                                              95,500
                                                             ----------
Total current assets                                          4,726,932

Property and equipment - at cost, less accumulated depreciation
and amortization                                                159,231

Goodwill, less accumulated amortization of $399,468           1,882,133
Loans receivable, shareholders and related parties              462,098
Other assets                                                     17,932
Investment in GEM Communications, LLC                         1,800,000
                                                             ----------
                                                             $9,048,326
                                                             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Note payable                                                   $235,000
Current maturities of long-term debt                              9,577
Accounts payable and accrued expenses                           762,538
Current portion of deferred subscription revenues               507,219
Income taxes payable                                            825,000
Due to affiliate                                                  4,000
                                                              ---------
Total current liabilities                                     2,343,334
                                                              ---------
Deferred subscription revenues, less current portion            739,323
Deferred income taxes                                           684,000
Long-term debt, net of current portion                           35,058
Minority interests                                               53,796
                                                              ---------
                                                              3,855,511
                                                              ---------
Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
6,832,734 shares issued                                           6,832
Additional paid-in capital                                    6,658,857
Unrealized loss on investments                                 (595,210)
Accumulated deficit                                            (638,147)
Common stock in treasury, at cost, 116,307 shares              (239,517)
                                                              ---------
                                                              5,192,815
                                                              ---------
                                                             $9,048,326
                                                              =========

     CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF INCOME

          THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Unaudited)

                                        2001                        2000
                                       -----                       -----
Revenues                           $ 2,766,286                $3,401,922

Direct costs                         1,494,040                 1,918,779
                                   -----------                ----------
Gross profit                         1,272,246                 1,483,143

General and administrative
   Expenses                          1,734,544                 1,461,688
                                   -----------                ----------
Income (loss) from operations       (  462,298)                   21,455

Other income (expense)              (1,131,647)                   15,476

Gain on sale of assets               3,765,329                         -
                                   -----------                ----------
Income before minority
  interest and income taxes
                                     2,171,384                    36,931
                                   -----------               -----------
Minority interest in earnings           (6,785)                        -
                                   -----------               -----------
Income tax expense
Current                                160,832                         -
Deferred                               684,000                         -
                                   -----------               -----------
                                       844,832                         -
                                      --------               -----------
Net income                          $1,319,767                $   36,931
                                    ==========                ==========
Basic and diluted income per share  $      .20                $      .01
                                    ==========                ==========
Shares used in the
  calculation of income per share
                                     6,731,594                 5,036,177
                                    ==========                ==========

       CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Unaudited)

                                                      2001                      2000
                                                      ----                      ----
Cash flows from operating activities               $(869,856)             $  308,604
                                                   ---------              ----------
Cash flows from investing activities
   Net proceeds from sale of assets                 2,320,816                      -
   Other                                               63,523               (126,907)
                                                   ----------              ---------
                                                    2,384,339               (126,907)
                                                   ----------              ---------
Cash flows from financing activities               (   20,251)                     -
                                                   ----------              ---------
Net increase in cash                                1,494,232                181,697

Cash, beginning of period                             718,358                755,159
                                                    ---------                -------
Cash, end of period                                $2,212,590             $  936,856
                                                   ==========             ==========
Supplemental cash flow disclosures
Interest paid                                      $    9,352             $    4,252
Income taxes paid                                      22,080                 60,000

Noncash investing and financing activities
Issuance of common stock as bonuses                $        -            $ 2,145,000
Treasury stock received to reduce
   shareholder loans                                   30,000                 90,767
Issuance of common stock in
   connection with sale of assets                      33,750                      -
Deferred promotion costs resulting
   from barter transactions                                 -                 95,500

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

On January 10, 2001, the Company sold its trade show and trade publication assets to GEM Communications, LLC for approximately $2,625,000 of cash and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately $165,000 of expenses in connection with the sale. The gain on the sale, net of expenses, was approximately $3,800,000.

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC. The remaining 40% interest is held by the founders of Poker Digest, LLC, who continue to operate the company.


2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10KSB for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


3 - PER SHARE DATA

Basic and diluted loss per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from 2000 diluted loss per share and have not been presented because their effect would have been antidilutive. The effect of stock options and warrants on 2001 earnings per share is not material.


4 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income (expenses). For the three months ended March 31, 2001, the Company recorded a loss on equity investments of $1,082,500 as a result of declines in value deemed to be other than temporary.


5 - NOTES PAYABLE

The note payable in the original amount of $250,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate plus 1%. The Company's certificate of deposit and marketable securities owned by a shareholder are collateral for the note. Interest expense on the note was $8,954 for the three months ended March 31, 2001.

A note payable in the original amount of $53,755 is a finance obligation payable to First Union National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the three months ended March 31, 2001, interest expense was $1,134.


6 - RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $539,663, a loan of $4,500 to a family member of a shareholder, and loans of $52,370 to another shareholder. Repayments began at the end of the first quarter of 2000. As of March 31, 2001, the shareholders have returned 116,307 shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter. During the three months ended March 31, 2001, the Company reacquired 20,000 shares of restricted common stock from two shareholders, valued at $30,000, for partial repayment of shareholder loans receivable.


7 - COMMON STOCK

On January 10, 2001, the Company issued 25,000 shares of restricted common stock to an investment banker, with a fair value of $33,750, in connection with the sale of assets to GEM Communications, LLC.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


8 - STOCK OPTIONS

On January 1, 2001, the Company granted 25,000 stock options to four of its employees, at an exercise price of $2.125 per share expiring on January 1, 2003.


9 - INCOME TAXES

At March 31, 2001, the Company recorded a deferred tax liability of $684,000, as a result of the gain on the sale of its trade show and publication assets which occurred in January 2001.


10 - COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                              Three Months Ended
                                                     March 31,
                                        2001                        2000

Net income                            $1,319,767             $    36,931
Unrealized gain (loss) on
  Investments                            (56,135)                199,087
                                     -----------             -----------
                                      $1,263,632             $   236,018
                                    ==========            ===========

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties.     Inasmuch as a major portion of the
Company's activities is the publishing of magazines and newsletters primarily for the U.S. gaming industry and its consumers, the publishing of a mail order-catalog selling various gaming-related products, and providing consulting services, the Company's business operations may be adversely affected by competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   On April 3, 1998, the Company and its
combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada corporation. The Company and its combined affiliates became wholly-
owned subsidiaries of Gaming, the legal acquiror.   As the Company's and
its combined affiliates' shareholders acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction.

On January 10, 2001, the Company sold its trade show and trade publication assets to GEM Communications, LLC for approximately $2,625,000 of cash and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately $165,000 of expenses in connection with the sale. The gain on the sale, net of expenses, was approximately $3,800,000.

For the three months ended March 31, 2001, the sale of the Company's trade show and trade publication assets generated net cash of
$2,320,816.   The Company had a decrease in loan receivables from
shareholders and related parties of $19,459 and a decrease in loans receivable from employees of $9,853. The Company purchased $23,797 worth of equipment and had a decrease in marketable securities of $16,976 and sold marketable securities of $24,947. As a result, the Company had cash flow from investing activities of $2,384,339 for the three months ended March 31, 2001.

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

For the three months ended March 31, 2001, the Company had a decrease in
notes payable of $15,000.   The Company made repayments of $2,251 on its
long term debt and made repayments of $3,000 to an affiliate. As a result, the Company had net cash flows used in financing activities of $20,251 for the three months ended March 31, 2001.

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

Results of Operations.   The Company had net income of $1,319,767 for
the three months ended March 31, 2001 which included a gain of $3,765,329 from the sale of the Company's trade show and trade
publication assets.   The Company earned revenues of $2,766,286 that
consisted of advertising revenue of $1,807,041, subscriptions revenue of $793,542 and other revenues, which consisted primarily of consulting
fees of $123,263 and miscellaneous revenues of $42,440.   The Company
had direct costs of $1,494,040 for the three months ended March 31,
2001.   Operating expenses for the three months ended March 31, 2001
were $1,734,544.   These consisted principally of general and
administrative expenses of $1,665,696 which includes payroll related costs of $1,184,202, postage of $69,122, travel and entertainment of
$58,692 and other nonmaterial expenses of $284,995.   Promotion expenses
were $68,685 for the three months ended March 31, 2001.

The Company had an increase in accounts receivable of $250,225. Inventories decreased $2,713 for the three months ended March 31, 2001 and prepaid expenses decreased by $14,446. Deferred subscription revenues increased $54,920 from the sale of its magazine and newsletter
subscriptions.   The Company had depreciation and amortization of
$59,496 for the three months ended March 31, 2001.   In addition, the
Company had other noncash adjustments of $2,119,377, which consists primarily of a write down of marketable securities due to a permanent decline in the value and deferred taxes arising from the gain on the
sale of the Company's trade assets.   The Company had minority interest
in earnings of $6,785.   The Company had a decrease in accounts payable
and accrued expense of $783,381.   Income taxes payable increased by
$825,000. Net cash used in operations for the three months ended March 31, 2001 was $869,856.

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



(b)    List of Exhibits

            The following exhibits are filed with this report:

(2) Exchange of Stock/Purchase Agreement incorporated by reference to Form 8-K filed 1/26/98
(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to Form S-1, file number 33-98184
(27) Financial Data Schedule


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




Date: May 14, 2001                         /s/ Alan Woinski
                                           -------------------------
                                            Alan Woinski, President