Form 10QSB
period 2001-06-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2001-08-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period        to
                             ----    ----

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

6,696,427 Shares of Common Stock ($.001 par value)

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


                                     ASSETS

                                                                   June 30,
                                                                     2001
                                                                 -----------
                                                                 (Unaudited)
Current assets
Cash                                                           $  1,633,826
Certificate of deposit                                              251,809
Accounts receivable, net of allowance
  for doubtful accounts                                           1,840,077
Investment in marketable securities                                 202,591
Inventories                                                          60,744
Loans receivable, shareholders                                      124,609
Prepaid expenses and other current assets                           303,236
Prepaid advertising                                                  95,500
                                                                  ---------
Total current assets                                              4,512,392
                                                                  =========

Property and equipment - at cost, less accumulated depreciation
and amortization                                                    141,306

Goodwill, less accumulated amortization of $441,267               1,840,333
Loans receivable, shareholders and related parties                  442,232
Other assets                                                         17,932
Investment in Gem Communications, LLC                             1,800,000
                                                               ------------
                                                               $  8,754,195
                                                               ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Notes payable                                                      $235,000
Current maturities of long-term debt                                  4,787
Accounts payable and accrued expenses                               706,231
Current portion of deferred subscription revenues                   704,720
Income taxes payable                                                825,000
Due to affiliate                                                      4,000
                                                                 ----------
Total current liabilities                                         2,479,738

Deferred subscription revenues, less current portion                396,428
Deferred income taxes                                               684,000
Long-term debt, net of current portion                               37,541


Minority interest                                                    14,130
                                                                  ---------
                                                                  3,611,837
                                                                  ---------
Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
6,832,734 shares issued                                               6,832
Additional paid-in capital                                        6,658,857
Unrealized loss on investments                                    (554,333)
Accumulated deficit                                               (699,481)
Common stock in treasury, at cost, 136,307 shares                 (269,517)
                                                                  ----------
                                                                 5,142,358
                                                                ----------
                                                                $8,754,195
                                                                ==========

CASINO JOURNAL PUBLISHING GROUP, INC. AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited)

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                          -------------------------------------------------
                             2001          2000          2001       2000
                            ------        ------        ------     ------
Revenues                  $2,671,878    $3,337,315    $5,438,164  6,739,238

Direct costs               1,351,053     1,573,696     2,845,093  3,492,475
                          ----------    ----------    ---------- ----------
Gross profit               1,320,825     1,763,619     2,593,071  3,246,763

General and administrative
    expenses               1,326,621     1,360,925     3,061,165  2,822,613
                          ----------    ----------    ---------- ----------
Income (loss) from
    operations                (5,796)      402,694      (468,094)   424,150

Other income (expense)       (59,868)       37,480      2,573,814    52,956
                          ----------    ----------     ---------- ---------
Income (loss) before
minority interest and
income taxes                 (65,664)      440,174      2,105,720   477,106

Minority interest in
   earnings (loss)
   of subsidiaries             4,330      (118,831)        (2,455) (118,831)
                          ----------    ----------     ----------  --------
                             (61,334)      321,343      2,103,265   358,275
                          ----------    ----------     ----------  --------
Income tax expense
    - current                      -       122,000        160,832   122,000
    - deferred                     -             -        684,000         -
                          ----------    ----------     ----------  --------
                                   -       122,000        844,832   122,000
                          ----------    ----------     ----------  --------
Net income (loss)           $(61,334)    $ 199,343     $1,258,433  $236,275
                          ==========    ==========     ==========  ========
Basic and diluted income (loss)
per share                   $   (.01)    $     .03     $      .19  $    .04
                          ----------    ----------     ---------- ---------
Shares used in calculation of income
per share                  6,716,207     6,433,620      6,713,029 5,734,898
                          ==========    ==========     ========== =========

CASINO JOURNAL PUBLISHING GROUP, INC. AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (Unaudited)

                                                2001                2000
                                               ------              ------
Cash flows provided by (used in)
 operating activities                       $(1,354,251)          $526,195
                                            -----------          ---------
Cash flows from investing activities
Net proceeds from sale of assets              2,243,006                  -
Other                                            84,607           (523,769)
                                            -----------          ---------
Net cash provided by (used in) investing
 activities                                   2,327,613           (523,769)
                                            -----------          ---------
Cash flows used in financing activities         (57,894)           (80,457)
                                            -----------          ---------
Net increase (decrease) in cash                 915,468            (78,031)

Cash, beginning of period                       718,358            755,159
                                            -----------          ---------
Cash, end of period                          $1,633,826          $ 677,128
                                            ===========          =========
Supplemental cash flow disclosures
Interest paid                                $   14,873          $  10,144
Income taxes paid                                22,080             60,000

Noncash investing and financing activities
Issuance of common stock as bonuses          $        -         $2,145,000
Treasury stock received to reduce
 shareholder loans                               60,000            130,767
Issuance of common stock in connection
 with sale of asset
                                                 33,750                  -
Issuance of common stock for services                 -              6,000
Financed equipment acquisitions                       -             51,226

Deferred promotion costs resulting from
 barter transactions                                  -             95,500

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

On January 10, 2001, the Company sold its trade show and trade publication assets to GEM
Communications, LLC for approximately $2,625,000 of cash and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately $165,000 of expenses in connection with the sale. The gain on the sale, net of expenses and adjustments, of approximately
$3,700,000 is included in other income.

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

3 - PER SHARE DATA

Basic and diluted earnings(loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The effect of stock options and warrants on 2001 and 2000 earnings per share is not material.

4 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income (expenses). For the six months ended
June 30, 2001, the Company recorded a loss on equity investments of $1,082,500 as a result of declines in value deemed to be other than temporary.


5 - NOTES PAYABLE

The note payable in the original amount of $250,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate plus 1%. The Company's certificate of deposit

CASINO JOURNAL PUBLISHING GROUP, INC. AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)


and marketable securities owned by a shareholder are collateral for the note. Interest expense on the note was $14,438 for the six months ended June
30, 2001.

A note payable in the original amount of $53,755 is a finance obligation payable to First Union
National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the six months ended June 30, 2001, interest expense on the note was $2,213.

  6 - RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $524,971, a loan of $4,500 to a family member of a shareholder, and loans of $37,370 to another shareholder. Repayments began at the end of the first quarter of 2000.
As of June 30, 2001, the shareholders have returned 136,307 shares of the Company's common stock held at a minimum rate of 10% of the outstanding loan balance per quarter. During the six months ended June 30, 2001, the Company reacquired 40,000 shares of restricted common stock from two shareholders, valued at $60,000, for partial repayment of shareholder loans receivable.


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


9 - INCOME TAXES

At March 31, 2001, the Company recorded a deferred tax liability of $684,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001.


10 - COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                    Six Months Ended
                                        June 30,
                                 -------------------------------
                                  2001                     2000
                                 ------                   ------
Net income                      $1,258,433             $  236,275
Unrealized loss on investments     (15,258)              (198,303)
                                ----------             ----------
                                $1,243,175             $   37,972
                                ==========             ==========

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

On January 10, 2001, the Company sold its trade show and trade publication assets to GEM Communications, LLC for approximately $2,625,000 of cash and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately
$165,000 of expenses in connection with the sale.
The gain on the sale, net of expenses and adjustments, was approximately $3,700,000.

For the six months ended June 30, 2001, the sale
of the Company's trade show and trade publication
assets generated net cash of $2,243,006.   The
Company had a decrease in loan receivables from shareholders and related parties of $19,536 and a decrease in loans receivable from employees of $18,111. The Company purchased $24,751 worth of equipment and had a decrease in marketable securities of $27,685 and sold marketable securities of $38,521. As a result, the Company had cash flow from investing activities of $2,327,613 for the six months ended June 30, 2001.

For the six months ended June 30, 2000, the Company had an increase in loan receivables from shareholders and related parties of $28,203 and an increase in loans receivable from employees of $577. The Company purchased $74,385 worth of equipment, and had an increase in marketable securities of $407,624. As a result, the Company had cash flow used in investing activities of $523,769 for the six months ended June 30, 2000.

For the six months ended June 30, 2001, the
Company had a decrease in notes payable of
$15,000.   The Company made repayments of $4,558
on its long term debt and made repayments of $3,000 to an affiliate and distributions of $35,336 to minority interests. As a result, the Company had net cash flows used in financing activities of $57,894 for the six months ended
June 30, 2001.

For the six months ended June 30, 2000, the
Company had an increase in notes payable of
$101,226, which includes finance obligation of
company truck of $51,226.   The Company also
reacquired common stock valued at $130,767 to
reduce shareholder loans receivable.   As a
result, the Company had net cash used in financing activities of $80,457 for the six months ended June 30, 2000.

Results of Operations.   The Company had net
income of $1,258,433 for the six months ended June
30, 2001 which included a gain of $3,765,329 from
the sale of the Company's trade show and trade
publication assets.   The Company earned revenues
of $5,438,164 that consisted of advertising
revenue of $3,728,640, subscriptions revenue of
$1,423,839 and other revenues, which consisted
primarily of consulting fees of $165,533 and
miscellaneous revenues of $120,152.   The Company
had direct costs of $2,845,093 for the six months
ended June 30, 2001.   Operating expenses for the
six months ended June 30, 2001 were $3,061,165.
These consisted principally of general and administrative expenses of $2,805,543 which includes payroll related costs of $1,901,286, postage of $159,854, travel and entertainment of $113,281 and other expenses of $476,592.
Promotion expenses were $154,530 for the six months ended June 30, 2001.

The Company had an increase in accounts receivable
of $307,724.   Inventories decreased $7,449 for
the six months ended June 30, 2001 and prepaid
expenses and other assets increased by $288,309.
Deferred subscription revenues decreased $90,474
from the sale of its magazine and newsletter
subscriptions.   The Company had depreciation and
amortization of $120,175 for the six months ended
June 30, 2001.   In addition, the Company had
other noncash adjustments of $2,041,567, which
consists primarily of a write down of marketable
securities due to a permanent decline in the value
and deferred taxes arising from the gain on the
sale of the Company's trade assets.   The Company
had minority interest in earnings of $2,455.   The
Company had a decrease in accounts payable and
accrued expense of $839,688.   Income taxes
payable increased by $825,000. Net cash used in operations for the six months ended June 30, 2001 was $1,354,251.

The Company had net income of $236,275 for the
six months ended June 30, 2000.   The Company
received revenues of $6,739,238 that consisted of
advertising revenue of $3,737,352, subscription
revenues of $1,469,415 and other revenues which
consisted primarily of consulting fees of
$305,405, tradeshow revenues of $1,027,192 and
miscellaneous revenues of $199,874.   The Company
had direct costs of $3,492,475 for the six months
ended June 30, 2000.   Operating expenses for the
six months ended June 30, 2000 were $2,822,613
which includes payroll related costs of
$1,682,781, postage of  $333,327 and other
expenses of $513,270.   Promotion expenses were
$293,235 for the six months ended June 30, 2000.

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

None

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




Date: August 14, 2001      /s/ Alan Woinski
                        -------------------------
                         Alan Woinski, President