Form 10QSB
period 2001-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2001-11-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2001

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

6,676,427 Shares of Common Stock
  ($.001 par value)

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

                       PART I


Item 1. Financial Statements:

        CASINO JOURNAL PUBLISHING GROUP, INC.
                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEET
               SEPTEMBER 30, 2001
                  (Unaudited)

                    ASSETS
                   -------

Current assets
  Cash                                                           $1,999,907
  Certificate of deposit                                            251,809
  Accounts receivable, net of allowance for doubtful
    accounts                                                      1,661,589
  Investment in marketable securities                               182,798
  Inventories                                                        63,887
  Loans receivable, shareholders                                    112,174
  Prepaid advertising                                                95,500
  Prepaid expenses and other current assets                          42,873
                                                                   --------
            Total current assets                                  4,410,537

Property and equipment - at cost, less accumulated
  depreciation and amortization                                     120,257

Investment in Gem Communications, LLC                             1,800,000
Goodwill, less accumulated amortization                           1,798,535
Loans receivable, shareholders and related parties                  418,508
Other assets                                                         15,632
                                                                  ---------
                                                                 $8,563,469
                                                                 ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities
  Notes payable                                                  $  235,000
  Current maturities of long-term debt                               10,057
  Accounts payable and accrued expenses                             671,619
  Current portion of deferred subscription revenues                 712,755
  Income taxes payable                                              825,000
  Due to affiliate                                                    4,000
                                                                 ----------
             Total current liabilities                            2,458,431

Deferred subscription revenues, less current portion                342,799
Deferred income taxes                                               684,000
Long-term debt, net of current maturities                            29,907
Minority interest                                                     3,750
                                                                 ----------
                                                                  3,518,887
                                                                 ----------

        CASINO JOURNAL PUBLISHING GROUP, INC.
                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEET
               SEPTEMBER 30, 2001
                  (Unaudited)
                   continued

Shareholders' equity
  Common stock, $.001 par value; 50,000,000
    shares authorized, 6,832,734 shares issued                        6,832
  Additional paid-in capital                                      6,643,857
  Unrealized loss on investments                                   (587,605)
  Accumulated deficit                                              (718,985)
  Common stock in treasury, at cost, 156,307 shares                (299,517)
                                                                 ----------
                                                                  5,044,582
                                                                 ----------
                                                                 $8,563,469
                                                                 ==========

   See accompanying notes to condensed
   consolidated financial statements

   CASINO JOURNAL PUBLISHING GROUP, INC.
         AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                  -------------------   ------------------
                                  2001         2000      2001        2000
                                  ----         ----      ----        ----
Revenues                      $2,381,272  $3,228,781  $7,819,436   $9,968,019
Direct costs                   1,292,520   1,582,952   4,137,613    5,075,427
                              ----------   ---------   ---------   ----------
    Gross profit               1,088,752   1,645,829   3,681,823    4,892,592

General and administrative
  expenses                     1,297,254   1,375,604   4,358,419    4,198,217
                              ----------   ---------  ----------    ---------

    Income (loss) from
       operations              ( 208,502)    270,225   ( 676,596)     694,375

Other income                     183,590      21,935   2,757,404       74,891
                               ----------   --------  ----------    ---------

    Income (loss) before
      minority interest and
      income tax expense       (  24,912)    292,160   2,080,808      769,266
                               ----------    -------  ----------    ---------

Minority interest in
 (earnings) loss of
  subsidiaries                 (     498)      3,433       2,953     (115,398)
                               ----------    -------  ----------    ---------

Income tax expense
      - current                         -    151,000     160,832      273,000
      - deferred                        -          -     684,000            -
                               ----------   --------  ----------    ---------
                                        -    151,000     844,832      273,000
                               ----------   --------  ----------    ---------
    Net income (loss)         $ (  25,410) $ 144,593  $1,238,929    $ 380,868
                              ===========  =========  ==========    =========
Basic and diluted earnings
  (loss) per share               $   (.01)  $    .02   $     .19    $     .07
                              ===========  =========   =========     ========

Shares used in calculation
  of earnings(loss) per share   6,696,207  6,751,210   6,676,427    5,593,773
                               ==========  =========   =========    =========

       See accompanying notes to condensed
       consolidated financial statements

   CASINO JOURNAL PUBLISHING GROUP, INC.
            AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (Unaudited)

                                                      2001         2000
                                                     ------       ------
Cash flows used in operating activities           $(1,137,011)   $ (124,057)
                                                  -----------   -----------

Cash flows from investing activities
  Net proceeds from sale of assets                  2,421,242             -
  Other                                                62,576        65,985
                                                  -----------   -----------

       Net cash provide by
         investing activities                       2,483,818        65,895
                                                  -----------   -----------

Cash flows provided by (used in) financing
   activities                                       (  65,258)       50,000
                                                   ----------   -----------
Net increase (decrease) in cash                     1,281,549     (   8,072)

Cash, beginning of period                             718,358       755,159
                                                   ----------    ----------
Cash, end of period                               $ 1,999,907    $  747,087
                                                  ===========    ==========

Supplemental cash flow disclosures
  Interest paid                                   $    21,372    $   17,379
  Income taxes paid                                    22,080       117,316

Noncash investing and financing activities
  Issuance of common stock as bonuses              $        -    $2,145,000
  Treasury stock reacquired in reduction of
    shareholder loans                                  90,000       174,517
  Issuance of common stock in connection
    with sale of asset                                 33,750             -
  Issuance of common stock for services                     -         6,000
  Financed equipment acquisitions                           -        49,082
  Issuance of common stock in connection with the
    acquisition of 60% of Poker Digest, LLC                 -       480,516

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

On January 10, 2001, the Company sold its trade show and trade publication assets with a book value of approximately $510,000 to GEM Communications, LLC for approximately $2,875,000 of cash and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately
$165,000 of expenses in connection with the sale.
The gain on the sale, net of expenses and adjustments, of approximately $4,000,000 is included in other income.

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

    CASINO JOURNAL PUBLISHING GROUP, INC.
          AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS
           (Unaudited)
            continued

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

3 - PER SHARE DATA

Basic and diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The effect of stock options and warrants on 2001 and 2000 earnings per share is not material.


4 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of equity securities, are
classified as available-for-sale securities and are
carried at fair value.  Unrealized gains and losses
are reported as a separate component of
stockholders' equity, net of applicable income
taxes.  Realized gains and losses and declines in
value deemed to be other than temporary on
available-for-sale securities are included in other
income (expense).  For the nine months ended
September 30, 2001, the Company recorded a loss on
equity investments of $1,082,500 as a result of
declines in value deemed to be other than
temporary.   The loss is included in other expense.

    CASINO JOURNAL PUBLISHING GROUP, INC.
          AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS
           (Unaudited)
            continued

5 - GOODWILL

Goodwill, which represents cost in excess of fair value of net assets acquired in merger transactions, is being amortized over 10 to 15 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at September 30, 2001. In accordance with Statement of Financial
Accounting Standards No. 142, "Goodwill and Other
Intangible Assets", amortization of goodwill will no longer be permitted, effective January 1, 2002.
However, the Company will be required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill.
Amortization expense for the nine months ended
September 30, 2001 and 2000 was $125,397 and
$102,763, respectively.

6 - NOTES PAYABLE

The note payable in the original amount of $250,000 is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First
Union National Bank's prime rate plus 1%.  The
Company's certificate of deposit and marketable securities owned by a shareholder are collateral for the note. Interest expense on the note was $20,936 for the nine months ended September 30, 2001.

A note payable in the original amount of $53,755 is a finance obligation payable to First Union
National Bank. It is collateralized by a Company truck and is payable in monthly installments of $1,129, including interest at 9.16% a year through March 2005. For the nine months ended September
30, 2001, interest expense on the note was $3,234.

7 - RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $513,359, a loan of $4,500 to a family member of a shareholder, and loans of $12,823 to another

    CASINO JOURNAL PUBLISHING GROUP, INC.
          AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS
           (Unaudited)
            continued

shareholder. Repayments began at the end of the first quarter of 2000 and, every quarter, must include common stock with a market value of at least 10% of the outstanding loan balance. As of September 30, 2001, the shareholders have returned
156,307 shares of the Company's common stock.
During the nine months ended September 30, 2001, the Company reacquired 60,000 shares of restricted common stock from two shareholders, valued at $90,000, for partial repayment of shareholder loans receivable.

8 - COMMON STOCK

On January 10, 2001, the Company issued 25,000 shares of restricted common stock to an investment banker, with a fair value of $33,750, in connection with the sale of assets to GEM Communications, LLC.

9 - STOCK OPTIONS

On January 1, 2001, the Company granted 25,000 stock options to four of its employees, at an exercise price of $2.125 per share expiring on January 1, 2003.

10 - INCOME TAXES

At March 31, 2001, the Company recorded a deferred tax liability of $684,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001.

A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments (see Note 4).

    CASINO JOURNAL PUBLISHING GROUP, INC.
          AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED
        FINANCIAL STATEMENTS
           (Unaudited)
            continued

11 - COMPREHENSIVE INCOME

The components of comprehensive income were as
follows:
                            Nine Months Ended
                               September 30,
                            ------------------
                          2001             2000
                        --------        --------
Net income            $1,238,929        $380,868
Unrealized loss on
  Investments           ( 48,530)       (153,355)
                      ----------       ---------

                      $1,190,399        $277,513
                      ==========       =========

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

On January 10, 2001, the Company sold its trade show and trade publication assets with a book value of approximately $510,000 to GEM Communications, LLC for approximately $2,875,000 of cash which includes
$250,000 of purchase price adjustment made in the third quarter 2001 and a 10% ownership interest in the purchaser valued at $1,800,000. The Company incurred approximately $165,000 of expenses in connection with the sale. The gain on the sale, net of expenses and adjustments, was approximately
$4,000,000 is included in other income reflected in the September 2001 financial statement.

For the nine months ended September 30, 2001, the
sale of the Company's trade show and trade
publication assets generated net cash of
$2,421,242.   The Company had a decrease in loan
receivables from shareholders and related parties of $25,695 and a decrease in loans receivable from employees of $18,111. The Company purchased
$30,656 worth of equipment and sold marketable securities for $49,426. As a result, the Company had cash flow from investing activities of $2,483,818 for the nine months ended September 30, 2001.

For the nine months ended September 30, 2000, the Company had an increase in loan receivables from shareholders and related parties of $43,321 and an increase in loans receivable from employees of

$4,707. The Company purchased $98,932 worth of equipment, and sold marketable securities for $37,038 and a decrease in Certificates of Deposit of $141,092. The Company also received cash of $28,865 in the acquisition of Poker Digest, LLC.
As a result, the Company had cash flow from in investing activities of $65,985 for the nine months ended September 30, 2000.

For the nine months ended September 30, 2001, the
Company had a decrease in notes payable of
$15,000.   The Company made repayments of $6,922
on its long term debt and made repayments of $3,000 to an affiliate and distributions of $40,336 to minority interests. As a result, the Company had net cash flows used in financing activities of $65,258 for the nine months ended
September 30, 2001.

For the nine months ended September 30, 2000, the
Company had an increase in notes payable of
$99,082, which includes finance obligation of
company truck of $49,082.   The Company also
reacquired common stock valued at $174,517 to
reduce shareholder loans receivable.   As a
result, the Company had net cash used in financing activities of $50,000 for the nine months ended September 30, 2000.

Results of Operations.   The Company had net
income of $1,238,929 for the nine months ended
September 30, 2001 which included a gain of
$4,015,329 from the sale of the Company's trade
show and trade publication assets.   The Company
earned revenues of $7,819,436 that consisted of
advertising revenue of $5,407,542, subscriptions
revenue of $2,011,710 and other revenues, which
consisted primarily of consulting fees of $278,895
and miscellaneous revenues of $121,289.   The
Company had direct costs of $4,137,613 for the
nine months ended September 30, 2001.   Operating
expenses for the nine months ended September 30,
2001 were $4,358,419.   These consisted
principally of general and administrative expenses
of $3,967,356 which includes payroll related costs
of $2,675,669, postage of $265,908, travel and
entertainment of $170,652 and other expenses of
$630,462.   Promotion expenses were $224,665 for
the nine months ended September 30, 2001.

The Company had an increase in accounts receivable
of $129,236.   Inventories decreased $4,306 for
the nine months ended September 30, 2001 and prepaid expenses and other assets increased by

$25,647.  Deferred subscription revenues decreased
$136,068 from the sale of its magazine and
newsletter subscriptions.   The Company had
depreciation and amortization of $188,927 for the
nine months ended September 30, 2001.   In
addition, the Company had other noncash
adjustments of $2,231,875, which consists
primarily of a write down of marketable securities
due to a permanent decline in the value and
deferred taxes arising from the gain on the sale
of the Company's trade assets.   The Company had a
loss in minority interest in earnings of $2,953.
The Company had a decrease in accounts payable and
accrued expense of $874,300.   Income taxes
payable increased by $825,000. Net cash used in operations for the nine months ended September 30, 2001 was $1,137,011.

The Company had net income of $380,868 for the
nine months ended September 30, 2000.   The
Company received revenues of $9,968,019 that
consisted of advertising revenue of $5,833,969,
subscription revenues of $2,356,892 and other
revenues which consisted primarily of consulting
fees of $349,855, tradeshow revenues of
$1,125,232 and miscellaneous revenues of
$302,071.   The Company had direct costs of
$5,075,427 for the nine months ended September
30, 2000.   Operating expenses for the nine
months ended September 30, 2000 were $4,198,217
which includes payroll related costs of
$2,611,108, postage of $254,679 and other
expenses of $881,486.   Promotion expenses were
$450,944 for the nine months ended September 30, 2000.

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




Date: November 11, 2001      /s/ Alan Woinski
                        -------------------------
                         Alan Woinski, President