Form 10KSB
period 2001-12-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2002-03-28
CIK 1002455

FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/01
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
        1934
      For the transition period from            to

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

The Company's revenues for its most recent fiscal
year were $10,264,802.   As of December 31, 2001,
the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,257,348.

The number of shares outstanding of Company's only
class of common stock, as of December 31, 2001 was
6,646,427 shares of its $.001 par value common
stock. Check whether the Issuer has filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after
the distribution of securities under a plan
confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format
(check one)
 Yes                No     x
     --------          --------

                   PART I

ITEM 1.    BUSINESS - General

The Company publishes magazines and newsletters
primarily for the U.S. gaming and lodging industry
and its consumers.  It also organized and
sponsored major trade shows and conventions for
the gaming, lodging and leisure industries as well
as consumer gaming festivals for specific resorts
or casinos.   Moreover, the Company publishes a
mail order-catalog selling various gaming-related
products.   The Company also furnishes consulting
services to companies involved in the gaming and
lodging industries.   The Company is made up of
three wholly owned subsidiaries, Casino
Publishing, Inc.; Gaming Entertainment Expositions and Gaming Venture Corp., U.S.A.

Its two most important publications are Casino
Player ("CP") and Strictly Slots ("SS"). CP is
devoted principally to consumers of the gaming
industry, and management believes it is the
foremost publication of its kind.   In November of
1998, the Company introduced its newest monthly
magazine, Strictly Slots.    Strictly Slots is a
consumer magazine devoted to the casino gamblers and executives. Slot machines now make up over 70% of a casino's gaming space.

Both magazines are high-end, full-color, glossy publications, issued on a monthly basis with circulations of 100,000 for SS and 200,000 for CP although actual monthly readerships for both magazines are considered to be significantly higher.

On a custom-basis the Company has also published
magazines for travel-entertainment trade
associations, individual casinos and entertainment
events like concerts directed at their tourists,
guests, employees and others.  Published bi-
monthly, monthly or only occasionally, these
magazines included, among others, Nevada
Hospitality, Casino Ops, Boyd Gaming, Pavarotti
concerts and generally provide their readers with
information about hotel accommodations,
restaurant, entertainment, Company developments
and special promotions.   Also part of its
customized publishing is the Company's production of brochures, direct mail pieces and directories for such industry conventions and casino festivals.

The Company issues five newsletters on a daily, weekly or monthly basis for the gaming industry and its consumers. These include:

   -   Atlantic City Insider,
   -   The Gaming Industry Weekly Report,
   -   The Gaming Industry Daily Report,
   -   The Daily Lodging Report and
   -   The Daily Lodging Report Asia Pacific.

Shorter, less elaborate than its magazines and without advertising, each of these publications has a different orientation yet together give the Company a more diversified product line.

The Company organized and sponsored five industry-wide trade shows each year: the American Gaming, Lodging and Leisure Summit in Las Vegas, Nevada, the Southern Gaming Summit in Biloxi, Mississippi, the Atlantic City Chamber of Commerce Business
Expo, the University of Nevada Las Vegas Casino
Ops shows and the Northern Gaming Summit in Detroit, Michigan. At these events, products and services related to the gaming, lodging and leisure industries were exhibited by vendors, casinos and government/political organizations.
Educational programs are disseminated through seminars, lectures and speeches. Special events are held such as luncheons, cocktail receptions and dinners.

These trade show assets along with Casino Journal and Nevada Hospitality magazines and National
Gaming Summary Newsletter, were sold to Gem
Communications LLC on January 10, 2001.

From time to time, the Company hosts a series of gaming festivals at specific casinos in Las Vegas, Nevada, Atlantic City, New Jersey or elsewhere.
At these special events the Company helps a casino attract and assemble the subscribers of Casino
Player and other gambling customers for a multi-day convention at that casino. Seminars and 'how-to' sessions to improve ones' gambling skills are conducted by renowned gambling experts who usually write for the Company publications.

At December 31, 2001, the Company owns 60% of
Poker Digest, LLC, the holding company for Poker
Digest Magazine, a bi-weekly magazine focusing on
the poker and card club niche market of the gaming
industry, and classic poker cruises, which
organizes seven and ten day poker cruises with
existing cruise lines.   In January 2002, an
additional 20% of Poker Digest, LLC was acquired by the Company.

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

The Company primarily generates revenue from its various activities as follows:
   - magazines though subscription charges and advertising fees,
   -   newsletters through subscription charges,
   - custom magazines through fees charged to individual clients,
   - conventions through exhibitor, sponsor and attendee fees as well as sales of directories and other items and
   - festivals through fees charged to attendees or a specific casino,
   - mail-order catalog through sales of gaming products.

Subscription charges and advertising fees from SS and CP represent a substantial portion of the Company's annual revenue.

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

The Company started its newsletter operations in
1993 with the 'National Gaming Summary'.  On a
weekly basis, subscribers to this newsletter
receive gaming news and developments on a state-
by-state basis.   In 1996 the Company issued its
second newsletter--'Atlantic City Insider' which informs gamblers monthly which casinos in Atlantic
City are offering the best promotions, room rates, discounts and innovations. In 1996, the Company assumed operation of 'The Gaming Marketer' in conjunction with Claridge Casino Marketing Vice

President Howard Klein.  This publication was
geared toward marketing professionals and focuses
on marketing trends and developments in the gaming
industry.   Only five issues of this newsletter
had been distributed and the newsletter ceased production in 1997.

From 1993 to 2000, the Company, in association
with several other entities, including Bear
Stearns & Lionel, Sawyer and Collins, had produced
the American Gaming, Lodging and Leisure Summit, a
trade show and convention for the gaming, lodging
and leisure industry held annually in Las Vegas,
Nevada.  From 1994 to 2000, it had sponsored
Southern Gaming Summit, under a joint venture with
the Mississippi Casino Operators Association,
which is an annual trade show and convention for
Southern and Midwestern gaming interests.  From
1998 to 2000, the Company produced the Atlantic
City Chamber of Commerce Business Expo, a yearly
conference in conjunction with The Greater
Atlantic City Chamber of Commerce.   The Company
also produced the UNLV Casino Ops conference from 1998 to 2000 with the University of Nevada Las
Vegas' Gaming Institute. In 1995, the Company began sponsoring Gaming Festivals at various casinos in Atlantic City and Las Vegas. The
Company's mail-order catalog business commenced in 1993 and continues to date.

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

In June of 1998, the Company began production of a
trade magazine called Casino Ops.   Casino Ops was
produced in conjunction with the UNLV Casino Ops
Conference.    Three issues of Casino Ops were
produced before being part of the trade asset sale to Gem Communications, LLC in January 2001.

In November of 1998, the Company began production
and distribution of a monthly magazine, Strictly
Slots.    Strictly Slots is the Company's second
consumer magazine and has been marketed towards readers of Casino Player as well as guests of various casino companies throughout the United
States and Canada.

In October of 1999, the Company produced its first
Northern Gaming Summit at the Cobo Conference
Center in Detroit, Michigan.   The NGS gave
exhibitors and attendees access to the rapidly
expanding gaming industry in the northern regions
of North America.   The last NGS was produced in
2000 but the rights to the show were sold to Gem
Communications, LLC in January 2001.

On July 1, 2000, the Company acquired a 60%
interest in Poker Digest, LLC for 301,500 shares
of restricted common stock in a business
combination accounted for under the purchase
method of accounting.   In January 2002, an
additional 20% was acquired. The remaining 20% interest will be held by the founders of Poker
Digest, LLC. Poker Digest, LLC is the holding company for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker
Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines.

On January 10, 2001, the Company sold its trade show and trade publication assets with a book value of approximately $510,000 to GEM
Communications, LLC for approximately $2,875,000
of cash, exclusive of related costs and a 10% ownership interest in the purchaser valued at $1,800,000.

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

The terrorist attacks of September 11, 2001 had a profoundly negative impact on the tourist industry. In addition, the effects of September
11th were also felt by most magazine companies due to immediate declines in advertising revenue. In the gambling industry, Las Vegas felt the largest negative effects from September 11th due to their reliance on air travel. The largest casino companies in the United States are located in Las
Vegas and have a large percentage of their business there. This decline in business in Las
Vegas resulted in wide-spread layoffs and a decline in capital expenditures and all other budgets including advertising. The gambling industry realized, from September 11th, that one of the biggest risk factors for much of the industry is the air transport system. Any disruption to air travel can have a significant and long-lasting negative effect on the industry and as a result, that same negative effect can occur in the Company's business.

PUBLICATIONS & SPECIAL EVENTS

       Proprietary Magazines

The Company publishes 3 of its own gambling-oriented magazines for gaming consumers and enthusiasts.

         Casino Player

Casino Player is a magazine designed for consumers of the gaming industry, and management believes it has the largest readership of any gaming magazine in the nation. It is generally distributed to frequent casino gamblers, tourists, gambling enthusiasts and its 80,000 paid subscribers. It seeks to create and disseminate gaming information and statistics for players and visitors to casino destinations ---such as Atlantic City, Las Vegas,
Reno, Mississippi and elsewhere to enable them to play the games better and take advantage of special situations and casino promotions in order to save money, achieve better value and enhance their holiday experience.

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

Published monthly, this magazine is a full-color,
glossy magazine that usually runs from 100 to 162
pages in each issue.   Actual circulation
approximates 200,000 copies, and total readerships
are estimated at 600,000.   So advertising may be
specifically tailored to the major gaming destinations, this magazine has four regional editions and one national one although the editorial content remains the same for each edition.

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

While the Company's consumer magazines primarily
derived their advertising revenue from casino's in
the past, the revenue participation by the slot
manufacturers opens the door to new advertising
venues with the manufacturers.  Initial
circulation of Strictly Slots approached 100,000
monthly.   The Company began an extensive direct
mail marketing campaign in November of 1998 to increase paid circulation of Strictly Slots.

Many of the writers for Casino Player also write
for Strictly Slots.    The magazine contains
editorial content from education of the slot
player on all the new slot machines, information
on the many marketing slot clubs around the
country as well as amusing and entertaining
columns such as  "Perfectly Frank."   Much of the
Company's advertising and subscription revenue growth has come from this new publication.

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

          Custom Magazines

The Company published a series of custom magazines for its clients that are disseminated to their customers, employees, vendors, or members in the gaming and hospitality areas.

          Boyd Gaming Magazine

On an annual basis the Company has, in the past published an in-house magazine for the employees of Boyd Gaming, an operator of 11 casinos in Nevada, Louisiana, Mississippi and Illinois.
Representatives from Boyd and the Company plan each issue. Relevant information is provided by Boyd to the Company, and its staff assemblies, edits and produces the magazines that Boyd then distributes. The magazines focuses on events, philosophies, projects and developments within
Boyd's gaming complex and carries no
advertisements from outside vendors. It is a full-color, glossy periodical that runs from 64 to 72 pages per issue. Its circulation is approximately 10,000, and total readership is estimated to be 20,000.

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

                   Newsletters

The Company publishes five newsletters related to the gaming and lodging industries: Atlantic City
Insider, Gaming Industry Weekly Report, Gaming

Industry Daily Report, The Daily Lodging Report
Asia Pacific and The Daily Lodging Report.   None
of the newsletters carry advertising, and all are distributed through subscriptions.

               Atlantic City Insider

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

The Gaming Industry Weekly Report is a five page
weekly newsletter that gives analysis and
summaries on the events that occurred in the
gaming industry each week.   Produced weekly, the
newsletter is faxed and e-mailed each Friday as
well as US mailed for Monday delivery.   The
newsletter focuses on events that affect investors and executives to the Gaming Industry and includes a yearly Model Portfolio of gaming stocks as well as Insider Transactions, news and analysis.

The Gaming Industry Daily Report is a daily, one
page newsletter which is faxed or e-mailed each
evening to subscribers.    The newsletter is
geared towards the executive or investor who wants
the information quickly.   Each day the newsletter
recaps the events and stock price movements that occurred as related to the gaming industry.

The Daily Lodging Report and Daily Lodging Report
Asia Pacific  are produced in an alliance with HVS
International.   Produced in the same format as

The Gaming Industry Daily Report, the one page
newsletter is faxed and e-mailed each evening to
investors and executives involved in the hotel and
lodging industry.   Each day the newsletter recaps
the events and stock price movements that occurred as related to the lodging and hotel industry.

The Company plans to introduce additional Daily
financial newsletters for other industries in the
future through joint ventures.   The Company began
distribution of The Daily Lodging Report - Asia
Pacific in February 2000 in a venture with HVS
International and Hotel Asia Pacific Magazine.
Hotel Asia Pacific Magazine left the venture in February of 2001.

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

The Company receives a block of cabins from the
cruise line and sells these cabins to the readers
of Poker Digest magazine.   The Company also uses
direct mail to sell these cabins and generates a commission on the sales.

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

The Company expects to increase the frequency and marketing of these cruises in the future.

Merchandising

Casino Player's Gaming MarketPlace is a mail-order catalog sent to over 80,000 CP subscribers, room guests of casino hotels and on the Internet. It offers for sale a host of books and instructional videotapes on all casino games, apparel with gaming logos or motifs, sport-related items autographed by professional players, and gaming memorabilia. Products may be ordered by mail or telephone from the catalog or over the Internet at the Company's web site.

Trade Assets

On January 10, 2001, the Company sold its trade
show and trade publication assets with a book
value of approximately $510,000 to GEM
Communications LLC for approximately $2,875,000 of
cash and a 10% ownership interest in the purchaser
valued at $1,800,000.  The trade assets consisted
of:   Casino Journal, Nevada Hospitality and
Casino Ops magazines; National Gaming Summary newsletter and the Company's various trade shows.

   Casino Journal

Casino Journal is a trade magazine serving the U.S. gaming industry and is generally distributed to executives and personnel of casinos and vendors, interested legislators and regulators, institutional investors and security analysts.
Published monthly, it features articles on issues pertinent to the gaming industry, such as ---new gambling legislation or regulations, new gaming locales, special casino games, casino marketing, innovative technology, security and the attitude of the investment community to the gaming industry. Casino Journal also contains profiles on, and interviews with, casino chairmen and CEO's, political personalities, new hotel/casino operators as well as gaming vendors, their products and the latest technology. Containing articles, editorials and advertisements, this magazine is a large full-colored, glossy periodical that usually has between 80 to 160 pages per issue. Actual circulation approximates
20,000 copies with total readership estimated to be 80,000.

     Nevada Hospitality

On a bi-monthly basis, the Company had contracted to publish a magazine for the members of the Nevada Hotel & Motel Association and the Nevada
Restaurant Association. With their assistance the magazine is designed to cover tourism and the available amenities in food, beverage, lodging, entertainment and sightseeing on a local basis and throughout the state of Nevada. This magazine's scope goes beyond the gaming industry and focuses on the lodging and restaurant business as it exists in Nevada.

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

CASINO OPS

Casino Ops magazine was produced the first time in
June of 1998 in conjunction with the first UNLV
Casino Ops trade show.   The magazine is geared
towards the mid-level casino executive and
includes information on many of the issues related
to these executives' position in the industry.
An advisory board member was formed with seasoned
gaming executives across the country.   To date,
three issues of the magazine have been produced.

National Gaming Summary
Presented in an easily readable format, this newsletter is published weekly and is designed primarily for those in the gaming industry.
Unlike Casino Journal or Casino Player, the contents of this newsletter are not feature-oriented, but instead focus on current gaming news and developments from state-to-state. This approach permits its readers to concentrate on the states or regions of particular concern to them.
In addition, NGS furnishes investment information, such as stock quotes and analyses for gaming concerns that are publicly-traded, monthly revenues from all gaming jurisdictions broken down by casino and special reports.

Noted as a quick-read, this newsletter provides the week's latest gambling news and is mailed for Monday delivery or faxed or E-mailed for Friday afternoon disseminations, giving its subscribers up-to-date information on a timely basis.

Trade Show/Conventions/ Special Events

The Company organized and sponsored five trade show / conventions and other special events.

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

Although the Company handled most of the arrangements for the Summit, this conference operated under a joint venture with a principal member of the Nevada law firm Lionel, Sawyer and Collins and co-sponsored by Bear, Stearns and Co.
Inc. prior to being sold.

Southern Gaming Summit
Held each spring in Biloxi, Mississippi, SCS is a
conference that focuses on Southern and Midwestern
gambling destinations.  The Company, in
conjunction with its joint venture partner, the
Mississippi Casino Operators Association, produced
the conference prior to their interest being sold
to Gem Communications, LLC.  This Summit offers an
extensive exhibit floor where manufacturers,
distributors and vendors as well as casinos
display their gaming products and services.
Seminars are held that explore the legal issues
confronting Southern and Midwestern casinos,
gaming developments in these areas and federal
issues and regulations affecting gaming.   At this
Summit keynote speakers, receptions, tours of local casinos, meals, and a golf tournament are provided.

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

Northern Gaming Summit

On October 12-13, 1999, the Company produced its
first Northern Gaming Summit at Cobo Conference
Center in Detroit, Michigan.   The Northern Gaming
Summit gives exhibitors and attendees access to
the rapidly expanding gaming industry in the
northern regions of Northern America.   The last
NGS was held in November 2000.   The rights to the
show were included in the trade asset sale to Gem
Communications, LLC in January 2001.

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

The production of its newsletters and cruise-
oriented brochures are usually less time-consuming
and involves fewer staff members to produce.  With
little graphic art input and no photographs,
newsletters are more editorially intensive than
the magazines.  Like the magazines, however, items
and topics in the newsletter are assigned to
specific writers.   Editors subsequently review
all copy and make corrections. The issue is then designed, edited again and sent to outside printers.

Although often containing art, graphics and photographs, the printed materials used for Summits, Festivals and cruises tend to be less complicated than either the magazines or newsletters, are usually shorter, are produced with less frequency and have more lead time. These materials are prepared in similar fashion to its magazines.

Distribution

The Company distributes its magazines in several different ways.

Copies of Casino Player, Strictly Slots and Poker
Digest are mailed directly to subscribers, including libraries, and are delivered in bulk to casinos and hotels. Issues are also delivered and sold in selected bookstores and newsstands nationwide.

Custom magazines are either mailed directly to specific individuals on lists provided by clients or are delivered to the client itself for redistribution. Company newsletters are mailed, faxed or E-mailed to its subscribers.

Marketing, Advertisement & Fees

The Company's magazines and newsletters are cross-marketed and sold through ads in its own publications, over the Internet, by its staff at conventions, via direct mail and to casino customers in casino mailings. Attendance at cruises and conventions sponsored by the Company are typically marketed to subscribers of its magazines, through direct mail and by special invitation. Company merchandise is generally sold by catalog through direct mailings to its magazine subscribers and over the Internet at the Company's web site.

The Company's in-house sales staff directly solicits advertisers for its magazines through face-to-face presentations, direct mail and by telephone. Typically, advertising rates in the Company's magazines vary, depending on size of the ad (2/3,1/2, 1/3, 1/6,1/12 page), frequency of the ad (1,3,6,12 times), number of colors of the ad
(1,2,3, full color).  In Casino Player and
Strictly Slots, advertisers have the choice of having their ads published in any of the four regional editions, eastern, western, mid-western, southern or in the national edition. Advertising rates vary in this magazine with the region selected.

Subscription rates for its proprietary magazines
will depend on the particular magazine and the
length of the subscription: Casino Player: 1 year-
-- $ 24, 2 years ----$37; Strictly Slots: 1 year -
- $24, 2 Years --- $37; Poker Digest: six months -
- $39, 1 year -- $69.    The newsstand price for
Casino Player -- $2.95 in U.S. and $4.25 in CDA.
Bulk deliveries to casino hotels are either free or at a negotiated fixed rate.

Annual subscription rates for the Company's newsletters range from $49 to $595, depending on the specific newsletter.

Competition

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

Employees

As of December 31, 2001, the Company had 45 full-time employees including its officers of whom 9 served as writers and editors, 5 in arts and graphics, 5 in sales and marketing, 3 in bookkeeping and accounting, 7 in circulation and customer service and 3 in general office. None of its employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES.

As of December 31, 2001 the following table lists the 3 offices by location which all are leased:

                         Approximate Total     Expiration Date     Approximate Annual
                          Area Leased             of Lease              Rental
Atlantic City, New Jersey   6,078 sq. ft.       November 30, 2004         $ 80,000 (1)
Las Vegas, Nevada(2)       10,000 sq. ft.         June 2007               $120,000
Paramus, New Jersey (3)     2,000 sq. ft.        January, 2006            $ 24,000

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
December 31, 2001, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.    Through the reverse merger,
the Company began trading publicly on the NASD
Over the Counter Bulletin Board in April 1998.

The following table sets forth the range of high
and low bid quotations for the Company's common
stock for each quarter of the last two fiscal
years, as reported on the NASD Bulletin Board, by
Wien Securities, Hill Thompson, Nite Securities,
Olsen Payne, Paragon,   Fleet Securities, Equity
Securities, Schwab Capital Markets,   Herzog,
National Securities, Frankel, and Spear Leeds and
Kellog.    The quotations represent inter-dealer
prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                  High Bid               Low Bid

             3/31/00                     3.75                     1.187
             6/30/00                     2.812                    1.656
             9/30/00                     2.625                    1.875
             12/31/00                    2.875                    1.062
             3/31/01                     1.75                     1.34
             6/30/01                     2.125                    1.20
             9/30/01                     1.70                      .90
             12/31/01                    1.10                      .74

The approximate number of holders of record of the
Company's $.001 par value common stock, as of
December 31, 2001, was 910.   Currently, as of
March 15, 2002, there are approximately 910 holders of record.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.     Inasmuch as a major
portion of the Company's activities is the publishing of magazines and newsletters primarily for the U.S. gaming industry and its consumers, the organization and sponsorship of poker cruises and conventions for the gaming industry as well as consumer gaming festivals for specific resorts or casinos, the publishing of a mail order-catalog selling various gaming-related products, and providing consulting services, the Company's business operations may be adversely affected by competitors, prolonged recessionary periods and disruptions in air travel.

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

In 2000, the Company issued 301,500 share of
restricted common stock with a fair value of
$480,516 in connection with the acquisition of 60%
ownership of Poker Digest, LLC.   An additional
20% was acquired in January 2002 for $200,000.

The Company rents two office facilities from
shareholders.  One facility is occupied pursuant
to a ten year lease which began on June 1, 1997
and requires annual rent payments of $120,000, and
the other facility is occupied pursuant to a five-
year lease which began on June 1, 1996 and
requires annual rent payments of $18,000 to
$24,000.   This lease was subsequently renewed for
another five-years on January 1, 2001.   Total
related party rent expense was $138,000 for each of the years ended December 31, 2001 and 2000.

For the year ended December 31, 2001, the sale of
the Company's trade show and trade publication
assets generated net cash of $2,699,000.   The
Company had an increase in loan receivables from
shareholders and related parties of $15,617 and a
decrease in loans receivable from employees of
$18,111.   The Company purchased $56,111 worth of
equipment, redeemed a certificate of deposit, mutual funds and other investments for $369,140 and purcashed marketable securities of $24,375 and sold marketable securities of $68,610. As a result, the Company had cash flow provided by investing activities of $3,058,958 for the year ended December 31, 2001.

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

For the year ended December 31, 2001, the Company
had proceeds from notes payable of $250,000.   The
Company made distributions of $45,366 to minority
interest.   The Company repaid its long term debt
of $46,886, repurchased $15,000 of stock from former officer and repaid $3,000 to an affiliate.
As a result, the Company had net cash flows from financing activities of $139,778 for the year ended December 31, 2001.

For the year ended December 31, 2000, the Company
had an increase in notes payable of $130,000.
The Company made distributions of $118,335 to
minority interest.   The Company received proceeds
of $41,265 from the issuance of its long term debt and $7,000 from advanced from an affiliate. As a result, the Company had net cash flows from financing activities of $59,930 for the year ended
December 31, 2000.

Results of Operations.   The Company had a net
income of $216,638 for the year ended December 31,
2001.   The Company earned revenues of
$10,264,802 that consisted of advertising revenue
of $6,689,826, subscriptions revenue of
$2,675,444 and other revenues, which consisted
primarily of consulting fees of $369,862,
tradeshow revenues of $240,915 and miscellaneous
revenues of $288,755.   The Company had direct
costs of $5,541,677 for the year ended December
31, 2001.   Operating expenses for the year ended
December 31, 2001 were $6,149,488.   These
consisted principally of general and
administrative expenses of $5,545,802 which
includes payroll related costs of $3,481,677,
postage of $366,574, travel and entertainment
of $241,763, bad debts of $208,028 occupancy
expense of $300,631 and other nonmaterial expenses
of $947,129.   Promotion expenses were $287,875
for the year ended December 31, 2001.

The Company had a decrease in accounts receivable
of $220,255.   Inventories decreased $137 for the
year ended December 31, 2001 and prepaid expenses
increased by $106,868.  Deferred subscription
revenues decreased $231,443 from the sale of its
magazine and newsletter subscriptions.   The
Company had depreciation and amortization of
$315,811 for the year ended December 31, 2001.
In addition, the Company had other noncash
adjustments of $1,016,695 which consists primarily
of a write down of marketable securities due to a
permanent decline in value, impairment of
investment and adjustment of gain on sale of trade
show and trade publication assets.   The Company
had minority interest in loss of $1,675.   The
Company had a decrease in accounts payable and
accrued expense of $557,652.   Other assets
increased by $270,701 for the year ended December
31, 2001.   Net cash used in operations for the
year ended December 31, 2001 was $1,748,003.

The Company had a net loss of $27,357 for the year
ended December 31, 2000.   The Company earned
revenues of $13,006,812 that consisted of
advertising revenue of $7,652,430, subscriptions
revenue of $3,212,109 and other revenues, which
consisted primarily of consulting fees of
$349,855, tradeshow revenues of $1,226,563 and
miscellaneous revenues of $565,855.   The Company
had direct costs of $6,703,568 for the year ended
December 31, 2000.   Operating expenses for the
year ended December 31, 2000 were $6,221,639.
These consisted principally of general and
administrative expenses of $5,428,974 which
includes payroll related costs of $3,671,277,
postage of $361,458, travel and entertainment of
$226,351, bad debts of $357,073 and other
nonmaterial expenses of $812,795.   Promotion
expenses were $508,273 for the year ended December
31, 2000.

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

                 PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS
           OF THE COMPANY

Identification of Directors and Executive Officers of
the Company.   The names, addresses and positions of
the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position

Glenn Fine                         43          Chairman, CEO & Director

Alan Woinski                       37          President, CFO & Director

Adam Fine                          32                COO, Director


Lisa Robertson                     35          Vice President, Director

Derek James                        44                  Controller

Kim Santangelo-Woinski             38                   Director

Barbara Chan                       56                   Director

All of the individuals set forth above have been
employed by Company as officers for more than five
years except for  Derek James, Alan Woinski, Kim
Santangelo-Woinski, and Barbara Chan.   Mr. James
has been employed by the Company for five years.
Prior to that time he had served as a controller
of Silver Threads, a manufacturer of women's
sportswear in New York City for 3 years.   Alan
Woinski and Kim Santangelo-Woinski were the primary shareholders, officers and directors of Gaming Venture Corp., U.S.A. prior to the merger with the Company. Barbara Chan has been VP of Marketing for five years.

Resumes.

Alan Woinski  -  Mr. Woinski is currently
President and a Director of the Company.   Mr.
Woinski founded The Gaming Industry Weekly Report
in March, 1993, The Gaming Industry Daily Report
in August, 1996 and has been the editor since
their inception.   Mr. Woinski was Vice President
of A & E Printing, Inc. from January 1988 to
December 1994.  From January 1995 to July, 1996,
Mr. Woinski was President of A & E Printing, Inc.,
a commercial printing company.   As Vice-
President, Mr. Woinski was in charge of sales,
marketing and production.  As president, Mr.
Woinski's duties were expanded to hiring and
firing personnel, inventory control and overseeing
all operations of the company.    From December
1992 to August 1995, Mr. Woinski was also
President of Lucky Management Corp, an investment
advisory firm that also held interests in other
businesses including printing, real estate, etc.
As president, Mr. Woinski handled all investment
advisory accounts including being the advisor to
the Monitrend Gaming and Leisure fund.    Mr.
Woinski served as an advisor for the Monitrend
Gaming and Leisure Mutual Fund from October 1993
to December 1994 and was Portfolio Manager of the
High Rollers Investment Partnership from December
1992 to October 1993.   Duties as advisor and
portfolio manager included updates on the gaming
industry including trend analysis, technical
analysis on securities of companies in the gaming
industry, buy and sell recommendations, etc.   Mr.
Woinski graduated from Hofstra University in 1986.
Kim Santangelo-Woinski  -  Mrs. Woinski is
currently Vice President of a subsidiary,and  a
Director  of the Company.   Mrs. Woinski was Vice
President of Lucky Management Corp., an investment
advisory firm that also held interests in other
businesses including printing, real estate, etc.
from December 1992 to August 1995.   Mrs. Woinski
was vice president in charge of all in-house
accounting and customer relations as well as
running the entire office including ordering
supplies, equipment, etc.  From January 1992 to
January 1994, Mrs. Woinski worked as operations
manager/personal assistant to the President of Tee
Dee's, Inc., a womens clothing manufacturer.
Mrs. Woinski's duties included office management
and personnel supervision.   From 1990 to 1992,
Mrs. Woinski was beverage manager of Waypointe,
Inc., and served as beverage manager of Treadway
Inn Hotel from 1989 to 1991.   Her duties as
beverage manager included hiring staff, inventory and overseeing and filing report for the parent company.

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

Adam A. Fine.   Mr Fine is COO and a Director of
the Company.   Adam Fine was Chief Operating
Officer of Casino Journal Publishing Group prior to the merger with Gaming Venture Corp., U.S.A.
After attending Rutgers University, Mr. Fine played a critical role in the development of Casino Journal Publishing Group from its inception in 1984. In addition to serving as Editor-in-
Chief of all the groups' publications, including
Casino Journal and Casino Player magazines, he serves also as Chief Operating Officer, with oversight responsibility for marketing, circulation, sales, new product development and day-to-day operations. In 1989, Mr. Fine established Casino Journal's Las Vegas office, which has since become the nerve center for the Company's editorial and sales functions.

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

Barbara Chan has served as Vice President of Marketing for CJPG since January 1998. Prior to joining CJPG, Chan held the position of Vice
President of Marketing for Resorts Casino Hotel in
Atlantic City, New Jersey for four and half years and was responsible for all areas of marketing including direct mail, promotions, advertising, public relations and entertainment. Before joining
Resorts, Chan spent 13 years with Harrah's Casino in Atlantic City and held various senior marketing positions including Director of Special Events and Promotions, a position she held for six years prior to leaving the company to join Resorts.
Chan holds a B.S. in English and Communications for Rowan University in Glassboro, NJ.

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

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, the Company entered into five-
year employment contracts with Messr Fines,
Woinski and Gros (who resigned in December 2000)
and Ms. Robertson in which they will serve as
officers.  Their annual base salaries will range
from $150,000 to $525,000 and they will be
entitled to increases of 10% in the second through
fifth year.  Under the agreement, they may also
receive additional unspecified bonuses.  Such
bonuses shall be determined by the independent
members of the Board of Directors who shall take
into account their individual performances in
making such determination.   They will be subject
to a one-year covenant-not-to-compete with the
Company that begins at the end of the term of such
agreements.    Mr. Woinski was paid $330,000 and
$225,000 for the years ended December 31, 2001 and
2000, respectively as an officer of the Company.
Glenn Fine was paid $891,000 and $525,000 in 2001
and 2000, respectively.   Adam Fine was paid
$485,000 and $250,000 in 2001 and 2000,
respectively.   Included in Messr. Fines
compensation in 2001 is the Gem consulting fee of
$6,250 each per month.   Roger Gros was paid
$146,500 in 2000.   Mr. Gros resigned his position
in December 2000.   Lisa Robertson was paid
$194,000 and $170,000 in 2001 and 2000,
respectively

Mr. Woinski holds in the aggregate five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $2.40625 per share which vest at a rate of 20% per year, as long as he is employed by the Company.
The fair value of options granted was $98,287 for each of the two years ended December 31, 2001 and 2000.

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

                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Alan Woinski                               718,000 (1)(2)         10.51%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Lucky Management Corp.                     718,000(1)(2)          10.51%
P.O. Box 1396
Paramus, NJ 07653

Kim Santangelo-Woinski                     718,000(1)(2)          10.51%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Glenn Fine                                    2,887,578           42.26%
5240 Southeastern
Las Vegas, NV 89119


Adam Fine                                       670,915            9.81%
5240 Southeastern
Las Vegas, NV 89119

Lisa Robertson                                  375,000            5.59%
5240 Southeastern
Las Vegas, NV 89119

Barbara Chan                                          0            0.0%


All Directors & Officers
as a group (5 persons)                       4,651,493           68.08%

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

1.       Persons Eligible to Participate in Non-
Statutory Stock Option Plan.
The persons eligible for participation in the Plan
as recipients of Non-statutory Stock Options shall
include full-time and part-time employees
(as determined by the Committee) and officers of
the Company or of an  Affiliated  Corporation.
In addition, directors of the Company or any
Affiliated Corporation who are not employees of
the Company or an Affiliated Corporation and any
attorney, consultant or other adviser to the
Company or any Affiliated Corporation shall be
eligible to participate in the Plan.  For all
purposes of the Plan, any director who is not also
a common law employee and is granted an option
under the Plan shall be considered an "employee"
until the effective date of the director's
resignation or removal from the Board of
Directors, including removal due to death or
disability.  The Committee shall have full power
to designate, from among eligible individuals, the
persons to whom NSOs may be granted.  A person who
has been granted an NSO may be granted an
additional NSO or NSOs, if the Committee shall so
determine.   The granting of an NSO shall not be
construed as a contract of employment or as entitling the recipient thereof to any rights of continued employment.

2.        Stock Reserved for the Plan.   Subject
to adjustment, a total of 1,200,000 shares of Common Stock, $.001 par value per share, of the Company shall be subject to the Plan. The Stock subject to the Plan shall consist of unissued shares or previously issued shares reacquired and held by the Company or any Affiliated Corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose. Any of such shares which may remain unsold and which are not subject to outstanding NSOs at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan, the Company shall at all times reserve a sufficient number of shares to meet the requirements of the Plan. Should any NSO expire or be canceled prior to its exercise in full, the unexercised shares theretofore subject to such NSO may again be subjected to an NSO under the Plan.

3.      Option Price.   The purchase price of each
share of Stock placed under NSO shall not be less than Eighty Five percent (85%) of the fair market value of such share on the date the NSO is granted. The fair market value of a share on a particular date shall be deemed to be the average of either
   -   the highest and lowest prices at which
shares were sold on the date of grant, if traded on a national securities exchange,
   -   the high and low prices reported in the
consolidated reporting system, if traded on a "last sale reported" system, such as NASDAQ, for over the counter securities, or

   - the high bid and high asked price for other over-the-counter securities. If no transactions in the Stock occur on the date of grant, the fair market value shall be determined as of the next earliest day for which reports or quotations are available.

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

Alan Woinski  - 350,000 options to purchase Common
Shares at $2.4062 of which 262,500 have vested.

Expiration date is April 2003.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease, which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 (and subsequently renewed in January 2001 for another five years) and requires annual rent payments of between $18,000 and $24,000. Total related party rent expense was $138,000 for each of the years ended December 31, 2001 and 2000.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report
Consolidated Financial Statements
   Balance Sheet at December 31, 2001             2
   Statement of Operations
      Years Ended December 31, 2001 and 2000      3
   Statement of Comprehensive Income (Loss)
      Years Ended December 31, 2001 and 2000      4
   Statement of Changes in Shareholders' Equity
      Years Ended December 31, 2001 and 2000      5
   Statement of Cash Flows
      Years Ended December 31, 2001 and 2000    6-7
   Notes to Consolidated Financial Statements  8-18

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

FRIEDMAN
ALPREN &
GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

1700 BROADWAY
NEW YORK, NY 10019
212-582-1600
FAX 212-265-4761
www.nyccpas.com

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF CASINO JOURNAL PUBLISHING
GROUP, INC.

We have audited the accompanying consolidated balance sheet of CASINO JOURNAL PUBLISHING GROUP,
INC. AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASINO JOURNAL PUBLISHING GROUP, INC. AND
SUBSIDIARIES as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Friedman Alpren & Green LLP

New York, New York
February 16, 2002

      CASINO JOURNAL PUBLISHING GROUP, INC.
               AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET
               DECEMBER 31, 2001

                       ASSETS
                       ------
Current assets
  Cash	                                           $2,169,091
  Accounts receivable, net of allowance
   for doubtful accounts of $46,366				  1,318,627
  Investment in marketable securities	                 87,571
  Inventories                                              68,056
  Loans receivable, shareholders                          181,917
  Prepaid expenses and other current assets               135,937
  Prepaid advertising                                      95,500
                                                      -----------
     Total current assets                               4,056,699

Property and equipment - at cost, less accumulated
 depreciation and amortization			          172,970

Investment in Gem Communications, LLC                     900,000
Goodwill, less accumulated amortization of $524,865	  1,756,736
Loan receivable, shareholders                             360,077
Other assets                                               37,888
Deferred income taxes                                      98,000
                                                      -----------
                                                       $7,382,370
                                                      ===========
	LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities
  Note payable                                         $  500,000
  Accounts payable and accrued expenses                 1,392,566
  Current portion of deferred subscription revenues       700,943
  Due to affiliate                                          4,000
                                                      -----------
     Total current liabilities                          2,597,509

Deferred subscription revenues, less current portion      353,934
Deferred income taxes                                     351,000
                                                      -----------
                                                        3,302,443
                                                      -----------
Commitments                                                     -

Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,832,734 shares issued and 6,646,427
   shares outstanding                                       6,832
  Additional paid-in capital                            6,658,857
  Common stock in treasury, at cost - 186,307 shares   (  344,517)




      CASINO JOURNAL PUBLISHING GROUP, INC.
               AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET
               DECEMBER 31, 2001
                 (continued)



  Accumulated unrealized loss on investments           (  499,969)
  Accumulated deficit                                  (1,741,276)
                                                      -----------
                                                        4,079,927
                                                      -----------
                                                       $7,382,370
                                                      ===========




  The accompanying notes are an integral part
   Of these consolidated financial statements

          CASINO JOURNAL PUBLISHING GROUP, INC.
                    AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS
           YEARS ENDED DECEMBER 31, 2001 AND 2000

			                            2001            2000
                                             ------          ------
Revenues
  Advertising                             $ 6,689,826     $  7,652,430
  Subscriptions                             2,675,444        3,212,109
  Trade shows                                 240,915	       1,226,563
  Consulting                                  369,862	         349,855
  Other                                       288,755          565,855
                                         ------------      -----------
                                           10,264,802       13,006,812
                                         ------------      -----------
Direct costs
  Printing                                  2,893,433        3,047,354
  Production                                  583,508        1,256,262
  Postage                                     569,765          649,747
  Distribution                                520,144          357,657
  Commissions                                 498,145          604,324
  Outside writers                             344,978          314,264
  Other                                       131,704          473,960
                                         ------------     ------------
                                            5,541,677        6,703,568
                                         ------------     ------------
      Gross profit                          4,723,125        6,303,244
                                         ------------     ------------
Operating expenses
  Promotion                                   287,875          508,273
  General and administrative                5,545,802        5,428,974
  Depreciation and amortization               315,811          284,392
                                         ------------     ------------
                                            6,149,488        6,221,639
                                         ------------     ------------
    Operating income (loss)                (1,426,363)          81,605
                                         ------------     ------------
Other income (expense)
  Gain on sale of trade division            3,922,236                -
  Impairment of investment                (   900,000)               -
  Permanent decline in available-
   for-sale securities                    ( 1,082,500)               -
  Gain (Loss) on sale of securities       (    89,840)          28,291
  Interest and dividend income                 86,660           32,594
  Interest expense                        (    29,248)         (19,738)
                                         ------------     ------------
                                            1,907,308           41,147
                                         ------------     ------------
       Income before income taxes and
		minority interest                 480,945          122,752
   Income tax expense (benefit)               265,982        (  15,237)
                                         ------------     ------------
       Income before minority interest        214,963          137,989



          CASINO JOURNAL PUBLISHING GROUP, INC.
                    AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS
           YEARS ENDED DECEMBER 31, 2001 AND 2000
                       (continued)

Minority interest in (earnings) loss            1,675        ( 165,346)
                                         ------------     ------------
       Net income (loss)                   $  216,638       $(  27,357)
                                         ============     ============
Basic and diluted income (loss) per share  $      .03       $(     .01)
                                         ============     ============
Shares used in the calculation of income
 (loss) per share                           6,702,359        6,249,481
                                         ============     ============



  The accompanying notes are an integral part
   Of these consolidated financial statements

        CASINO JOURNAL PUBLISHING GROUP, INC.
                 AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
       YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001              2000
                                                 -----------       -----------
Net income (loss)                               $   216,638		$(   27,357)
                                                -----------       -----------
Unrealized gain on investment	                        6,571	                -

Reclassification adjustment                          89,840                 -

Unrealized loss on investment                    (   57,305)       (  283,902)
                                                -----------       -----------
Other comprehensive income (loss)                    39,106        (  283,902)
                                                -----------       -----------
Comprehensive income (loss)                     $   255,744       $(  311,259)
                                                ===========       ===========





  The accompanying notes are an integral part of these consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
              AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    Additional         Undistributed
                                 Common Stock        Paid-in              Stock
	                        Shares   Amount         Capital           Compensation
Balance, January 1, 2000     5,004,234  $ 5,004     $ 3,995,109        $ 2,145,000

Issuance of common stock
  Undistributed stock
   Compensation              1,500,000    1,500       2,143,500         (2,145,000)
  Acquisition of a 60%
   Subsidiary                  301,500      301         480,215                  -
  Consulting services            2,000        2           6,343                  -
Purchase of treasury shares    (96,307)       -               -                  -

Net loss                             -        -               -                  -
                            ---------- --------     -----------        -----------
Balance, December 31, 2000   6,711,427    6,807       6,625,167                  -

Issuance of common stock in
 connection with sale of trade
 show and publication           25,000       25          33,690                  -
Purchase of treasury shares    (80,000)       -               -                  -
Repurchase of shares from
 Officer                       (10,000)       -               -                  -

Net income                           -        -               -                  -
                            ----------  -------     -----------        -----------
Balance, December 31, 2001   6,646,427  $ 6,832     $ 6,658,857        $       -0-
                            ==========  =======     ===========        ===========

     CASINO JOURNAL PUBLISHING GROUP, INC.
              AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2001 AND 2000

		                                 Treasury 		Accumulated
			                             Stock		     	Deficit
Balance, January 1, 2000     		         $  	-          $(1,930,557)
Issuance of common stock
  Undistributed stock compensation                    -                    -
    Acquisition of a 60% Subsidiary                     -                    -
  Consulting services                                 -                    -
Purchase of treasury shares                   ( 209,517)                   -
Net loss                                              -           (   27,357)
                                            -----------         ------------
Balance, December 31, 2000   			    (	209,517)          (1,957,914)

Issuance of common stock in
 connection with sale of trade
 show and publication				            -                    -
Purchase of treasury shares    		    ( 120,000)                   -
Repurchase of shares from
former officer 		                      (  15,000)
Net income                           			-              216,638
                                            -----------         ------------
Balance, December 31, 2001   		         $(	344,517)         $(1,741,276)
                                            ===========         ============


  The accompanying notes are an integral part of these consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
              AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001                2000
                                                      --------           ---------
Cash flows from operating activities
  Net income (loss)                                 $  216,638         $(  27,357)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
    operating activities
    Impairment of investment                           900,000                  -
    Provision for doubtful accounts                    208,028                  -
    Barter transactions                                      -            (43,500)
    Loss (gain) on sale of securities                   89,840            (28,291)
    Issuance of common stock for services rendered           -              6,345
    Marketable securities received for consulting
     services rendered                                       -            (18,750)
    Depreciation and amortization                      315,811            284,392
    Deferred taxes                                     253,000                  -
    Minority interest in (earnings) loss               ( 1,675)           165,346
    Interest earned on certificate of deposit           56,362             37,339
    Gain on sale of trade show and trade
     publication assets                             (3,922,236)                 -
    Permanent decline in value of marketable
     Securities                                      1,082,500                  -
    Changes in assets and liabilities,
     excluding effects of business combination
     and sale of assets
       Accounts receivable                             220,255            162,065
       Inventories                                         137          (  30,084)
       Prepaid expenses                            (   106,868)            23,206
       Other assets                                (   270,701)         (   1,106)
       Accounts payable and accrued expenses       (   557,651)           486,604
       Deferred subscription revenues              (   231,443)         ( 873,663)
       Deferred advertising revenues                         -             24,737
       Income taxes payable                                  -          ( 153,000)
                                                   -----------        -----------

          Net cash provided by (used in) operating
           activities                              ( 1,748,003)            14,283
                                                   -----------         ----------
Cash flows from investing activities
  Additions to property and equipment              (    56,111)         ( 174,210)
  Redemption of certificate of deposit                 198,952            109,156
  Redemption of mutual funds and other investments     170,188                  -
  Proceeds from sale of marketable securities           68,810            104,466
  Investment in marketable securities              (    24,375)         ( 100,026)
  Loans receivable, employees                           18,111          (   6,762)
  Loans receivable, shareholders                   (    15,617)         (  53,789)
  Cash acquired in connection with business
   Combination                                               -             10,151




     CASINO JOURNAL PUBLISHING GROUP, INC.
              AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 AND 2000
                 (continued)
Gross proceeds from sale of trade show and trade
   publication assets                                2,699,000                  -
                                                   -----------        -----------
    Net cash provided by (used in)
      investing activities                           3,058,958         (  111,014)
                                                   -----------        -----------
Cash flows from financing activities
   Notes payable, bank                              $  250,000          $ 130,000
   Repurchase of stock from former officer          (   15,000)                 -
   Proceeds from (repayments of) long-term debt     (   46,886)            41,265
   Due to affiliate                                 (    3,000)             7,000
   Distributions paid to minority interest          (   45,336)          (118,335)
                                                    ----------         ----------
     Net cash provided by financing activities          139,778             59,930
                                                    -----------        -----------
Net increase (decrease) in cash                       1,450,733           ( 36,801)

Cash, beginning of year                                 718,358            755,159
                                                    -----------        -----------
Cash, end of year                                   $ 2,169,091         $  718,358
                                                    ===========        ===========
Supplemental cash flow disclosures
  Interest paid                                     $    29,248        $    19,738
  Income taxes paid                                      61,698             20,500

Noncash investing and financing activities
  Treasury stock reacquired to settle
    shareholders' loans receivable                      120,000            209,517
  Issuance of common stock for services                  33,715              6,345
  Issuance of common stock in connection with the
    acquisition of 60% of Poker Digest, LLC                   -            480,516

          The accompanying notes are an integral part of these consolidated financial statements

        CASINO JOURNAL PUBLISHING GROUP, INC.
                  AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

On January 10, 2001, the Company sold its trade
show and trade publication assets for
approximately $2,700,000 of cash, net of expenses,
and a 10% ownership interest in the purchaser
valued at $1,800,000.  The gain on the sale is
approximately $4,000,000.  The 10% investment in
Gem Communications, LLC is accounted for using the
cost method of accounting.  The management of the
Company has determined that an impairment loss on
the investment of $900,000 was required at
December 31, 2001, which was 50% of the original
cost.   In connection with the sale, the Company
is paid $12,500 a month as a consulting fee which is then paid to two officers of the Company.

On July 1, 2000, the Company acquired a 60%
interest in Poker Digest, LLC. The remaining 40% interest is held by the founders of Poker Digest, LLC, who continue to operate the company.

On October 1, 2001, the Company agreed to purchase an additional 20% of Poker Digest, LLC. The purchase price is $200,000, with $50,000 paid on October 1, 2001, $50,000 paid on January 15, 2002, and the remaining $100,000 being paid in equal

CASINO JOURNAL PUBLISHING GROUP, INC.
      AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

installments of $10,000 commencing February 15, 2002. This transaction was completed on January
18, 2002.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Minority Interest

As discussed above, the Company has a 60% ownership interest in Poker Digest, LLC. The accumulated deficits of the minority interest exceed the minority interest in the equity as of December 31, 2001 by approximately $55,000. The
Company recognized the losses in excess of the minority interests in the statement of operations for the year ended December 31, 2001.

Investment in Available-for-Sale Securities

Investments, consisting of equity securities, are
classified as available-for-sale securities and
are carried at fair value.  Unrealized gains and
losses are reported as a separate component of
stockholders' equity, net of applicable income
taxes.  For the twelve months ended   December 31,
2001, the Company recorded a loss on equity investments of $1,082,500 as a result of declines in value deemed to be other than temporary. The
Company disposed of these investments during the first quarter for a nominal amount. Net unrealized gains (losses) at December 31, 2001 and

CASINO JOURNAL PUBLISHING GROUP, INC.
 AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

2000 were $39,106 and $(283,902), respectively,
and are presented as other comprehensive loss and as a component of shareholders' equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income
(loss).  Other comprehensive income (loss)
consists entirely of net unrealized losses from marketable securities. The Company has presented a separate statement of comprehensive loss.

Inventories

Inventories, which consist principally of books and video tapes on the gaming industry, are stated at the lower of cost (first-in, first-out) or market.

Advertising

Advertising costs generally are expensed as incurred. Promotion and advertising were $287,875 and $508,273, respectively, for the years ended
December 31, 2001 and 2000 (see Note 9).

Property and Equipment

Property and equipment are carried at cost.
Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease.

Concentrations of Credit Risk

At December 31, 2001, the Company maintained cash balances in banks and brokerage firms. Balances are insured for up to $100,000 by the Federal
Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.

CASINO JOURNAL PUBLISHING GROUP, INC.
 AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fair Value of Financial Instruments

The fair values of loans receivable and the note payable approximate their carrying amounts.

Goodwill

Goodwill, which represents cost in excess of fair value of net assets acquired in merger transactions, is being amortized over 10 to 15 years. The Company periodically reevaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 2001. In accordance with Statement of Financial
Accounting Standards No. 142, "Goodwill and Other
Intangible Assets", amortization of goodwill will no longer be permitted, effective January 1, 2002.
However, the Company will be required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill.

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

Per Share Data

Basic income (loss) per share is computed by
dividing the net income (loss) by the weighted
average number of shares of common stock
outstanding during the year.   Diluted income per
share is computed by dividing the net income by
the weighted average number of shares of common
stock, stock warrants and options outstanding
during the year.   Stock warrants and options have
been excluded from diluted loss per share and have not been presented because the effect would be anti-dilutive.

New Accounting Pronouncements

In the third quarter of 2001, the Financial
Accounting Standards Board issued Statements of
Financial Accounting Standards (SFAS) No. 141,
"Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles by requiring periodic tests for impairment of the asset instead of amortizing those assets over time. Upon adoption on January
1, 2002, SFAS No. 142 requires discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. The Company will adopt these statements beginning January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to increase net income by approximately $164,000, or $.02 per share annually. During 2002, the Company will perform the first of the required impairment tests

CASINO JOURNAL PUBLISHING GROUP, INC.
 AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

of goodwill and has not yet determined the effect, if any, of the results of these tests on its financial position or results of operations.

In the third quarter of 2001, the FASB also issued
SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise.
The provisions of this Statement are effective on January 1, 2002. At this time, the Company is evaluating the potential impact of this Statement on its financial position, results of operations and cash flows.

2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Equipment                          $ 213,679
Furniture and fixtures               297,463
Vehicles                             257,274
Leasehold improvements                54,640
                                   ---------
                                     823,056
Less - Accumulated depreciation
  and amortization                   650,086
                                   ---------
                                   $ 172,970
                                   =========

Depreciation on property and equipment was $148,616 and $140,099 for the years ended December
31, 2001 and 2000, respectively.

3 - NOTE PAYABLE

The note payable, in the original amount of $250,000, was increased to $500,000 during 2001.
The note is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First Union National Bank's prime rate.
The note is collateralized by the Company's money

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market funds. Interest expense on the note was $20,521 and $12,370 for the years ended December
31, 2001 and 2000, respectively.

A note payable, in the original amount of $53,755, is a finance obligation payable to First Union
National Bank. On December 31, 2001, the balance of $38,912 was paid in full.

4 - INCOME TAXES AND DEFERRED INCOME TAXES

At December 31, 2001, the Company recorded a deferred tax liability of $351,000, as a result of the sale of its trade show and publication assets, which occurred in January 2001. The Company also recorded a deferred tax asset of $98,000, as a result of a net operating loss carryforward of approximately $250,000 for the year ended December
31, 2001.

A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.

Income taxes and components of deferred tax assets are as follows:

                                              2001            2000
                                              ----            ----
Current income taxes (benefit)
  Federal income taxes                    $   7,658        $(  20,737)
  State income taxes                          5,324             5,500
                                          ----------       -----------
                                         $   12,982        $(  15,237)
                                          =========         ==========
Deferred tax assets
  Stock compensation                     $        -
  Net operating loss                         98,000

Less - Valuation allowance                        -
                                         ----------
Net deferred tax assets                  $   98,000
                                          =========
Deferred tax liabilities
Investment in Gem Communications, LLC
 in connection with the sale of assets  $   351,000
                                        ===========

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - STOCK OPTION PLAN

Following the 1998 merger, the Company granted
Gaming's President an option to purchase up to 350,000 shares of the Company at an exercise price of $2.41. This option is for a period of five years from the closing date of the merger, April
1, 1998, and vests at a rate of 20% a year, as

long as he is employed by the Company.  At
December 31, 2001 and 2000, 262,500 and 192,500
options, respectively, were vested.

On January 1, 2001, the Company granted 45,000 stock options to four of its employees, at an exercise price of $2.125 per share, expiring on January 1, 2003.

Changes in outstanding options under the stock option plan for the years ended December 31, 2001 and 2000, and options exercisable at December 31, 2001, are as follows:

                                                                Weighted
                                                Number          Average
                                                  Of            Exercise
                                                Shares          Price
                                               --------        ----------
Outstanding, January 1, 2000                    604,500        $    2.587
Granted at April 3, 2000                         70,000             2.410
Expired                                      (  482,000)            2.430

Outstanding at January 1, 2001                  192,500             2.410
Granted at January 1, 2001                       45,000             2.125
Granted at April 3, 2001                         70,000             2.410
                                              ---------
Outstanding at December 31, 2001			307,500
                                              =========

The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation", which permits entities to continue to apply the provisions of Accounting Principles
Board ("APB") Opinion No. 25, "Accounting for
Stock Issued to Employees", in measuring compensation expense and to provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - STOCK OPTION PLAN (Continued)

the fair-value-based method defined in SFAS No.
123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements.

Had compensation expense for the Company's stock-based compensation plan been determined for the years ended December 31, 2001 and 2000 based on fair values at the grant dates for awards under those plans, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                2001               2000
                                                ----               ----
Net income (loss)
As reported	                                  $	216,638         $( 27,357)
Pro forma                                        91,698          (125,644)
Basic and diluted income (loss) per share
  As reported                                       .03          (    .01)
Pro forma                                           .01          (    .02)

The weighted average fair value of options granted during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, and the following assumptions:

			                     2001				2000
                                      ------                     ------
Expected volatility                   91.17%                     64.93%
Risk-free interest rate                4.87%                      4.59%
Expected life                       2-5 years                   5 years
Dividend yield                          -0-%                       -0-%
Forfeiture rate                         -0-%                       -0-%

Summary information about the Company's stock options outstanding at December 31, 2001 are as follows:

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - STOCK OPTION PLAN (Continued)

Outstanding                                Weighted
And                                         Average
Exercisable                               Contractual
at December 31,          Exercise           Periods
  2001                     Price           (in Years)
------------           -----------        -------------
262,500                  $2.41                 2.75
 45,000                   2.125                2.00
--------
307,500
=======

6 - COMMON STOCK

On January 10, 2001, the Company issued 25,000 shares of restricted common stock to an investment banker with a fair value of $33,750, in connection with the sale of its trade show and publication assets to Gem Communications, LLC.

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

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 1996 and requires annual rent payments of $18,000. This lease was subsequently renewed for another five years on January 1, 2001. Annual rent expense is $18,000 to $24,000. Total related party rent expense was $138,000 for each of the years ended
December 31, 2001 and 2000.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $406,826, a loan of $10,120 to a family member of a shareholder, and loans of $125,048 to another shareholder. Repayments which began at the end of the first quarter of 2000, and are required every quarter thereafter, are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the year ended December 31, 2001, the Company reacquired
80,000 shares of restricted common stock from two shareholders, valued at $120,000, for partial repayment of shareholder loans receivable.

Due to affiliate represents temporary noninterest-bearing loans from a company which is owned by the minority interest of Poker Digest, LLC. These loans are due on demand.

8 - COMMITMENTS

Lease Commitments

In addition to the space leased from related parties (see Note 7), the Company leases premises under a noncancelable operating lease expiring on November 30, 2005. The lease requires additional rent payments based on increases in real estate taxes and operating expenses over base period amounts.

The Company also leases premises under a noncancelable operating lease expiring May 31, 2003. The lease requires rent payments based on base rent plus adjustments based on the Consumer
Price Index.

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - COMMITMENTS (Continued)

Approximate future minimum lease payments at December 31, 2001, including rents under leases with related parties, are as follows:

Year Ending
December 31,
------------
2002		$	223,000
2003			211,000
2004			195,000
2005			137,000
2006			120,000
Thereafter         90,000
                  -------
		$	976,000
                =========

Rent expense, including related party rent, was $259,121 and $232,965 for the years ended December
31, 2001 and 2000, respectively.

Employment Agreements

In 1998, the Company entered into employment agreements with five key employees. Such contracts, with a duration of five years, provide for annual compensation ranging from $150,000 to $525,000 a year with 10% increases a year in the second through fifth year.

9 - BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of December 31, 2001, the Company has provided advertising services of $182,000 and deferred the remaining $52,000 until the advertising services are provided. In addition, the Company distributed promotional videos with a cost of approximately $145,000, which was recognized as promotion expense in the year ended December 31, 2000. The cost of the remaining videos has been deferred and will be recognized as expense when distributed. At December 31, 2001, prepaid advertising as a result of this transaction was

CASINO JOURNAL PUBLISHING GROUP, INC.
        AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - BARTER TRANSACTIONS (continued)


$95,500. The Company intends to enter into a final settlement regarding the prepaid advertising and the remaining deferred revenue in the first quarter of 2002.

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

Date:    March 29, 2002

Casino Journal Publishing, Inc.

/s/ Alan Woinski
------------------------------------
By: Alan Woinski, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alan Woinski                                                 3/29/02
------------------------------                                     Date:
Alan Woinski
President and Director
(Principal Executive, Financial and Accounting)

/s/ Kim Santangelo-Woinski                                       3/29/02
------------------------------                                     Date:
Kim Santangelo-Woinski
Director

/s/ Glenn Fine                                                   3/29/02
------------------------------                                     Date:
Glenn Fine
Director

/s/ Adam Fine                                                    3/29/02
------------------------------                                      Date:
Adam Fine
Chief Operating Officer and Director

/s/ Lisa Robertson                                               3/29/02
------------------------------                                      Date:
Lisa Robertson
Vice President and Director

/s/ Derek James                                                 3/29/02
------------------------------                                     Date:
Derek James
Controller




/s/Barbara Chan                                                 3/29/02
------------------------------                                     Date:
Barbara Chan
Director