Form 10QSB
period 2002-03-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2002-05-15
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2002

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

6,626,427 Shares of Common Stock
  ($.001 par value)

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

       CONDENSED CONSOLIDATED BALANCE SHEET

                 MARCH 31, 2002
                  (Unaudited)

                     ASSETS
                     ------
Current assets
  Cash                                                          $ 1,702,030
  Accounts receivable, net of allowance for doubtful accounts
    of $66,955                                                    1,218,059
  Investment in marketable securities                               188,402
  Inventories                                                        40,591
  Loans receivable, shareholders                                    177,845
  Prepaid expenses and other current assets                          81,588
                                                                -----------

            Total current assets                                  3,408,515

  Property and equipment - at cost, less accumulated
    depreciation and amortization                                   138,169

  Investment in GEM Communications, LLC                             900,000
  Goodwill - net                                                  1,956,736
  Loans receivable, shareholders and related parties 		        352,309
  Other assets                                                       37,888
  Deferred income taxes                                              98,000
                                                                -----------
                                                                $ 6,891,617
                                                                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                                $    580,000
  Accounts payable and accrued expenses                           1,662,871
  Current portion of deferred subscription revenues                 336,631
  Due to affiliate                                                    4,000
                                                               ------------
             Total current liabilities 		                  2,583,502

Deferred subscription revenues, less current portion                435,945
Deferred income taxes                                               351,000
                                                               ------------
                                                                  3,370,447
                                                               ------------




Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,832,734 shares issued and 6,626,427
     shares outstanding                                              6,832
  Additional paid-in capital                                     6,658,857
  Common stock in treasury, at cost, 206,307 shares               (361,517)
  Accumulated unrealized loss on investments                      (413,848)
  Accumulated deficit                                           (2,369,154)
                                                              ------------
                                                                 3,521,170
                                                              ------------
                                                              $  6,891,617
                                                              ============

    See accompanying notes to condensed
     consolidated financial statements

      CASINO JOURNAL PUBLISHING GROUP, INC.
                AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

    THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   (Unaudited)

                                                  2002            2001
                                                  ----            ----
Revenues                                      $ 2,197,337     $ 2,766,286

Direct costs                                    1,294,925       1,494,040
                                              -----------     -----------
          Gross profit                            902,412       1,272,246

General and administrative expenses             1,552,840       1,734,544
                                              -----------     -----------
          Loss from operations                   (650,428)       (462,298)

Other income (expense)                             27,060 	   (1,131,647)

Gain on sale of assets                                  -       3,765,329
                                              -----------     -----------
          Income (loss) before minority
            Interest and income taxes            (623,368)	    2,171,384
                                              -----------     -----------
Minority interest in earnings                           -          (6,785)
                                              -----------     -----------
Income tax expense
  Current                                               -		160,832
  Deferred                                              -		684,000
                                              -----------     -----------
                                                        -         844,832
                                              -----------     -----------
          Net income (loss)                   $  (623,368)    $ 1,319,767
                                              ===========     ===========
Basic and diluted income (loss) per share     $      (.09)    $       .20
                                              ===========     ===========
Shares used in the calculation
   of income per share                          6,646,205       6,731,594
                                              ===========     ===========

    See accompanying notes to condensed
     consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
             AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (Unaudited)

                                                   2002           2001
                                                   ----           ----
Cash flows from operating activities           $ (315,973)    $ (869,856)
                                               ----------     ----------
Cash flows from investing activities
  Net proceeds from sale of assets                      -      2,320,816
  Other                                          (146,578)        63,523
                                               ----------     ----------
          Net cash provided by (used in)
            investing activities                 (146,578)     2,384,339
                                               ----------     ----------
Cash flows from financing activities              (4,510)        (20,251)
                                               ----------     ----------
Net increase (decrease) in cash                  (467,061)     1,494,232

Cash, beginning of period                       2,169,091        718,358
                                               ----------     ----------
Cash, end of period                            $1,702,030 	  $2,212,590
                                               ==========     ==========
Supplemental cash flow disclosures
  Interest paid                                $    6,638     $    9,352
  Income taxes paid                                     -         22,080

Noncash investing and financing activities
  Treasury stock received to reduce
    shareholder loans                              17,000         30,000
  Issuance of common stock in connection
    with sale of assets                                 -         33,750
  Note payable in connection with the
    additional investment in Poker Digest, LLC     80,000              -

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

On January 10, 2001, the Company sold its trade show and trade publication assets for approximately
$2,700,000 of cash, net expenses, and a 10% ownership interest in the purchaser, GEM
Communications, LLC, valued at $1,800,000. The gain on the sale was approximately $4,000,000.
This 10% investment is accounted for using the cost method of accounting. The management of the Company has determined that an impairment loss on the investment of $900,000 was required at December
31, 2001, which was 50% of the original cost.

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC.

On October 1, 2001, the Company agreed to purchase an additional 20% of Poker Digest, LLC. The purchase price is $200,000, with $50,000 paid on October 1, 2001, $50,000 paid on January 15, 2002, and the remaining $100,000 being paid in equal installments of $10,000 commencing February 15, 2002. This transaction was completed on January
18, 2002. The remaining 20% interest is held by the founders of Poker Digest, LLC, who continue to operate the company.

   CASINO JOURNAL PUBLISHING GROUP, INC.
           AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS
               (Unaudited)

2 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange
Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10KSB for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

3 - PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. Stock warrants and options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The effect of stock options and warrants on 2001 earnings per share is not material.

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

5 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions and was being amortized over 10 to 15 years. In management's opinion, there has been no impairment of goodwill at March 31, 2002. In accordance with Statement of Financial Accounting Standards No.
142, "Goodwill and Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. In conjunction with the adoption of Statement 142, the Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company will also be required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill.
Amortization expense for the three months ended
March 31, 2001 was approximately $42,000.

6 - NOTES PAYABLE

The note payable in the original amount of $250,000 was increased to $500,000 during 2001. The note is a demand note and requires monthly payments of interest only, beginning April 1, 1999, at First
Union National Bank's prime rate.

   CASINO JOURNAL PUBLISHING GROUP, INC.
           AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS
              (Unaudited)

6 - NOTES PAYABLE (Continued)

The note is collateralized by the Company's money market funds. Interest expense on the note was $6,638 and $1,134 for the three months ended March
31, 2002 and 2001, respectively.

A promissory note payable in the amount of $80,000 represents the remaining eight equal monthly installments of $10,000 for the additional 20% interest in Poker Digest, LLC.

7 - RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $386,064, a loan of $10,120 to a family member of a shareholder, and loans of $133,967 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the three months ended March 31, 2002, the Company reacquired
20,000 shares of restricted common stock from two shareholders, valued at $17,000, for partial repayment of shareholder loans receivable.

The Company rents two office facilities from
shareholders.  One facility is occupied pursuant to
a ten-year lease which began on June 1, 1997 and
requires annual rent payments of $120,000, and the
other facility is occupied pursuant to a five-year
lease which began on January 1, 1996 and requires
annual rent payments of $18,000.  This lease was
subsequently renewed for another five years on
January 1, 2001.  Annual rent expense      is
$18,000. Total related party rent expense was $34,500 for each of the periods ended March 31, 2002 and 2001.

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

10 - INCOME TAXES

At December 31, 2001, the Company recorded a deferred tax liability of $351,000, as a result of the sale of its trade show and publication assets, which occurred in January 2001. The Company also recorded a deferred tax asset of $98,000, as a result of net operating loss carryforward of approximately $250,000 for the year ended December
31, 2001.

A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.

11 - COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

 		                                   Three Months Ended
                                                    March 31,
                                               ------------------
                                                2002          2001
                                                ----          ----
Net income (loss)                             $(653,368)    $1,319,767
Unrealized gain (loss) on investments            86,121        (56,135)
                                              ---------     ----------
                                              $(567,247)    $1,263,632
                                              =========     ==========

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

For the three months ended March 31, 2002, the
Company had a decrease in loan receivables from
shareholders and related parties of $11,840.  The
Company purchased $6,708 worth of equipment and
marketable securities increased $67,460, and sold
marketable securities of $35,750.   The Company
purchased an additional 20% of Poker Digest, LLC
for $120,000 in cash.   As a result, the Company
had cash flow used in investing activities of $146,578 for the three months ended March 31, 2002.

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

For the three months ended March 31, 2002, the
Company made distributions of $4,510 to minority
interest.   As a result, the Company had net cash
flows used in financing activities of $4,510 for the three months ended March 31, 2002.

For the three months ended March 31, 2001, the Company had a decrease in notes payable of $15,000.
The Company made repayments of $2,251 on its long term debt and made repayments of $3,000 to an affiliate. As a result, the Company had net cash flows used in financing activities of $20,251 for the three months ended March 31, 2001.

Results of Operations.   The Company had net loss
of $623,368 for the three months ended March 31,
2002.   The Company earned revenues of $2,197,337
that consisted of advertising revenue of
$1,441,940, subscriptions revenue of $621,340 and
other revenues, which consisted primarily of
consulting fees of $91,880 and miscellaneous
revenues of $42,207.   The Company had direct costs
of $1,294,925 for the three months ended March 31,
2002.   Operating expenses for the three months
ended March 31, 2002 were $1,552,840.   These
consisted principally of general and administrative
expenses of $1,292,536 which includes payroll
related costs of $866,876, postage of $122,416,
travel and entertainment of $52,537, bad debts of
$20,590, occupancy expense of $75,684 and other
expenses of $154,433.   Promotion expenses were
$212,156 for the three months ended March 31, 2002.

The Company had a decrease in accounts receivable of $79,978. Inventories decreased $27,465 for the three months ended March 31, 2002 and prepaid expenses decreased by $54,349. Deferred subscription revenues decreased $282,302 from the sale of its magazine and newsletter subscriptions.
The Company had depreciation and amortization of $41,510 for the three months ended March 31, 2002.
In addition, the Company had other noncash adjustments of $116,090. The Company had an increase in accounts payable and accrued expense of $270,305. Net cash used in operations for the three months ended March 31, 2002 was $315,973.

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

The Company had an increase in accounts receivable
of $250,225. Inventories decreased $2,713 for the
three months ended March 31, 2001 and prepaid
expenses decreased by $14,446.  Deferred
subscription revenues increased $54,920 from the
sale of its magazine and newsletter subscriptions.
The Company had depreciation and amortization of
$59,496 for the three months ended March 31, 2001.
In addition, the Company had other non-cash
adjustments of $2,119,377, which consists primarily
of a write down of marketable securities due to a
permanent decline in the value and deferred taxes
arising from the gain on the sale of the Company's
trade assets.   The Company had minority interest
in earnings of $6,785.   The Company had a decrease
in accounts payable and accrued expense of
$783,381.   Income taxes payable increased by
$825,000. Net cash used in operations for the three months ended March 31, 2001 was $869,856.

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




Date: May 15, 2002      /s/ Alan Woinski
                        -------------------------
                         Alan Woinski, President