Form 10QSB
period 2002-06-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2002-08-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2002

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

6,606,427 Shares of Common Stock
  ($.001 par value)

Transitional Small Business Disclosure Format
(check one):
    Yes           No    x
       -------       -------

     Casino Journal Publishing Group, Inc.



PART I:        Financial Information

ITEM 1 - Financial statements

ITEM 2 - Management's discussion and analysis of financial condition and results of operations

PART II:      Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

                       PART I


Item 1. Financial Statements:

       CASINO JOURNAL PUBLISHING GROUP, INC.
                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEET

                     ASSETS
                     ------

                                                                  June 30,
 		                                                        2002
                                                                  --------
 		                                                    (Unaudited)
Current assets
  Cash 	                                                    $ 1,907,896
  Accounts receivable, net of allowance for
   doubtful accounts of $38,214                                   1,293,322
  Investment in marketable securities                               164,659
  Inventories                                                        34,334
  Loans receivable, shareholders                                    170,910
  Prepaid expenses and other current assets                         132,812
                                                                -----------
           Total current assets                                   3,703,933

Property and equipment -
  at cost, less accumulated depreciation
  and amortization                                                  122,578

Investment in Gem Communications, LLC                               900,000
Goodwill                                                          1,459,455
Loans receivable, shareholders and related parties                  339,078
Other assets                                                         38,196
Deferred income taxes                                                98,000
                                                                -----------
 	                                                          $ 6,661,240
                                                                ===========
           LIABILITIES AND SHAREHOLDERS' EQUITY
                      -----------------------------------------------------------

Current liabilities
  Notes payable                                                 $  310,000
  Accounts payable and accrued expenses                          1,663,093
  Current portion of deferred subscription revenues                551,393
  Due to affiliate                                                   4,000
                                                               -----------
            Total current liabilities                            2,528,486

Deferred subscription revenues, less current portion               207,535
Deferred income taxes                                              351,000
                                                               -----------
                                                                 3,087,021
                                                               -----------




Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares authorized,
  6,832,734 shares issued and 6,606,427 shares outstanding           6,832
Additional paid-in capital                                       6,658,857
Common stock in treasury, at cost, 226,307 shares               (  371,717)
Accumulated unrealized loss on investments                      (  421,092)
Accumulated deficit                                             (2,298,661)
                                                               -----------
                                                                 3,574,219
                                                               -----------
                                                               $ 6,661,240
                                                               ===========

 See accompanying notes to condensed
   consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
                AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited)

                                       Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                       ------------------        ------------------
                                        2002        2001          2002        2001
                                       ------      ------        ------      ------
Revenues                            $1,908,902   $2,306,311   $3,794,101   $4,769,393

Direct costs                           824,956    1,070,040    1,781,163    2,345,349
                                    ----------   ----------   ----------   ----------
   Gross profit                      1,083,946    1,236,271    2,012,938    2,424,044

General and administrative expenses  1,189,744    1,238,638    2,631,623    2,905,290
                                    ----------   ----------   ----------   ----------
    Loss from continuing operations   (105,798)      (2,367)    (618,685)    (481,246)

Other income (expense)                  29,338      (59,868)      56,368   (1,191,515)

Gain on sale of assets                       -            -            -    3,765,329
                                    ----------   ----------   ----------   ----------
    Income (loss) from continuing
      Operations before minority
      interest and income taxes        (76,460)     (62,235)    (562,317)   2,092,568

Minority interest in (earnings) loss         -        4,330            -       (2,455)
                                    ----------   ----------   ----------   ----------
                                       (76,460)     (57,905)    (562,317)   2,090,568
                                    ----------   ----------   ----------   ----------
Income tax expense - current                 -            -            -      160,832
                   - deferred                -            -            -      684,000
                                    ----------   ----------   ----------   ----------
                                             -            -            -      844,832
                                    ----------   ----------   ----------   ----------
     Income (loss) from
       continuing operations           (76,460)    (57,905)     (562,317)   1,245,281
                                    ----------   ---------    ----------   ----------
Discontinued operations
  Earnings (loss) from operations
    of disposed of assets             (155,736)    ( 3,429)     (293,277)      13,152
  Gain on disposal of assets           302,719           -       302,719            -
                                    ----------   ---------    ----------   ----------
                                       146,983     ( 3,429)        9,442       13,152
                                    ----------   ---------    ----------   ----------
     Net income (loss)              $   70,523   $ (61,334)   $ (552,875)  $1,258,433
                                    ==========   =========    ==========   ==========



Basic and diluted income (loss)
  per share
  Continuing operations             $     (.01)  $       -    $     (.08)  $      .19
                                    ==========   =========    ==========   ==========
  Discontinued operations           $      .02  $        -    $        -   $        -
                                    ==========   ==========   ==========   ==========
Shares used in calculation of income
per share                            6,626,207    6,716,207    6,636,151    6,713,029
                                    ==========   ==========   ==========   ==========

See accompanying notes to condensed
 consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
             AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 (Unaudited)

                                                     2002               2001
                                                   --------           --------
Cash flows from operating activities            $  (650,526)       $(1,354,251)
                                                -----------        -----------
Cash flows from investing activities
  Net proceeds from sale of assets                  800,000          2,243,006
  Other                                            (156,159)            84,607
                                                 ----------        -----------
Net cash provided by investing activities           643,841          2,327,613
                                                 ----------        -----------
Cash flows from financing activities               (254,510)           (57,894)
                                                 ----------        -----------
Net increase (decrease) in cash                    (261,195)           915,468

Cash, beginning of period                         2,169,091            718,358
                                                -----------        -----------
Cash, end of period                             $ 1,907,896        $ 1,633,826
                                                ===========        ===========
Supplemental cash flow disclosures
  Interest paid                                 $    14,990        $    14,873
  Income taxes paid                                       -             22,080

Noncash investing and financing activities
  Treasury stock received to reduce
    shareholder loans                                27,200             60,000
Issuance of common stock in connection
    with sale of assets                                   -             33,750
Note payable in connection with the
    additional investment
     in Poker Digest, LLC                            60,000                  -

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

On January 10, 2001, the Company sold its trade show and trade publication assets for approximately
$2,700,000 of cash, net of expenses, and a 10% ownership interest in the purchaser, GEM
Communications, LLC, valued at $1,800,000. The gain on the sale was approximately $4,000,000. This 10% investment is accounted for using the cost method of accounting. The management of the Company has determined that an impairment loss on the investment of $900,000 was required at December 31, 2001, which was 50% of the original cost.

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC. The remaining 40% interests were acquired in 2001 and 2002 for a total cost of $690,000. Poker Digest, LLC publishes the Poker
Digest Magazine and sponsors gambling cruises.

On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $303,000. The Company will continue to own and operate the gambling cruise sponsor business.

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

3 - PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period.
Stock warrants and options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The effect of stock options and warrants on earnings per share is not material.

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

5 - GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions and was being amortized over 10 to 15 years. In management's opinion, there has been no impairment of goodwill at June 30, 2002. In accordance with Statement of
Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. In conjunction with the adoption of Statement No. 142, the Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company will also be required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill. Amortization expense for the six months ended June 30, 2001 was approximately $84,000.

6 - DISPOSAL OF A BUSINESS COMPONENT

The Company adopted the provisions of SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-
Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's component that has been disposed of is presented as discontinued operations for the three and six months ended June
30, 2002. The statement of operations for the three and six months ended June 30, 2001 has been restated for comparative purposes.

   CASINO JOURNAL PUBLISHING GROUP, INC.
            AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS
                (Unaudited)

7 - NOTES PAYABLE

The note payable in the original amount of $250,000 was increased to $500,000 during 2001. The
Company has subsequently repaid $250,000 on the note.
The principal balance at June 30, 2002 is $250,000.
The note is a demand note and requires monthly payments of interest only at First Union National
Bank's prime rate. The note is collateralized by the Company's money market funds. Interest expense on the note was $14,990 and $14,438 for the six months ended June 30, 2002 and 2001, respectively.

A promissory note with a balance of $60,000 payable to the former owners of Poker Digest, LLC was paid in July 2002.

8 - RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $395,131, a loan of $10,120 to a family member of a shareholder, and loans of $104,737 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the six months ended June 30, 2002, the Company reacquired 40,000 shares of restricted common stock from two shareholders, valued at $27,200, for partial repayment of shareholder loans receivable.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 2001 and requires annual rent payments of $18,000. Total related party rent expense was $69,000 for each of the six month periods ended June 30, 2002 and 2001.

   CASINO JOURNAL PUBLISHING GROUP, INC.
            AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS
                (Unaudited)

9 - INCOME TAXES

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


10 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

                                                          Six Months Ended
                                                               June 30,
                                                          ----------------
                                                          2002        2001
                                                          ----        ----
Net income (loss)                                     $(552,875)  $1,258,433
Unrealized gain (loss) on investments                    78,877      (15,258)
                                                      ---------   ----------
                                                      $(473,998)  $1,243,175
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

Capital and Source of Liquidity.   In 2000, the
Company issued 301,500 shares of restricted common
stock with a fair value of $480,516 in connection
with the acquisition of 60% ownership of Poker
Digest, LLC.   The remaining 40% was acquired for
$210,000 in 2001 and 2002.    In June 2002, the
Company sold the magazine assets of Poker Digest for $800,000 and recognized a gain on the sale of approximately $303,000.

For the six months ended June 30, 2002, the Company
sold the Poker Digest magazine division for
$800,000 and had a decrease in loan receivables
from shareholders and related parties of $4,806.
The Company purchased $10,001 worth of equipment
and marketable securities of $129,338, and sold
marketable securities of $118,374.   The Company
purchased an additional 20% of Poker Digest, LLC
for $140,000 in cash.   As a result, the Company
had cash flow used in investing activities of $643,841 for the six months ended June 30, 2002.

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

For the six months ended June 30, 2002, the Company
made distributions of $4,510 to minority interest.
The Company had a decrease in notes payable of
$250,000.   As a result, the Company had net cash
flows used in financing activities of $254,510 for the six months ended June 30, 2002.

For the six months ended June 30, 2001, the
Company had a decrease in notes payable of
$15,000.   The Company made repayments of $4,558
on its long term debt and made repayments of $3,000 to an affiliate and distributions of $35,336 to minority interests. As a result, the Company had net cash flows used in financing activities of $57,894 for the six months ended
June 30, 2001.

Results of Operations.   The Company had net loss
of $552,875 for the six months ended June 30, 2002.
The Company earned revenues of $4,466,822, of which
$672,271 was attributable to Poker Digest, LLC's
magazine division, that consisted of advertising
revenue of $3,033,233, subscriptions revenue of
$1,121,688 and other revenues, which consisted
primarily of consulting fees of $247,236 and
miscellaneous revenues of $64,665.   The Company
had direct costs of $2,501,763, of which $720,600
was attributable to Poker Digest, LLC's magazine
division, for the six months ended June 30, 2002.
Operating expenses for the six months ended June
30, 2002 were $2,877,021.   These consisted
principally of general and administrative expenses
of $2,507,491 which includes payroll related costs
of $1,643,757, postage of $276,414, travel and
entertainment of $88,333, bad debts of $13,518,
occupancy expense of $148,543 and other expenses of
$336,926.   Promotion expenses were $294,137 for
the six months ended June 30, 2002.

The Company had a decrease in accounts receivable
of $25,305.  Inventories decreased $33,722 for the
six months ended June 30, 2002 and prepaid expenses
decreased by $2,817.  Deferred subscription
revenues decreased $295,949 from the sale of its
magazine and newsletter subscriptions.   The
Company had depreciation and amortization of $60,393 for the six months ended June 30, 2002.
In addition, the Company had other noncash adjustments of $194,466. The Company had an increase in accounts payable and accrued expense of $270,527. Net cash used in operations for the six months ended June 30, 2002 was $650,526.

The Company had net income of $1,258,433 for the
six months ended June 30, 2001 which included a
gain of $3,765,329 from the sale of the Company's
trade show and trade publication assets.   The
Company earned revenues of $5,438,164, of which
$668,771 was attributable to Poker Digest, LLC's
magazine division, that consisted of advertising
revenue of $3,728,640, subscriptions revenue of
$1,423,839 and other revenues, which consisted
primarily of consulting fees of $165,533 and
miscellaneous revenues of $120,152.   The Company
had direct costs of $2,845,093, of which $499,744
was attributable to Poker Digest LLC's magazine
division, for the six months ended June 30, 2001.
Operating expenses for the six months ended June
30, 2001 were $3,061,165.   These consisted
principally of general and administrative expenses
of $2,805,543 which includes payroll related costs
of $1,901,286, postage of $159,854, travel and
entertainment of $113,281 and other expenses of
$476,592.   Promotion expenses were $154,530 for
the six months ended June 30, 2001.

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

Current Accounting Issues.   The Company adopted
the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's component that has been disposed of is presented as discontinued operations for the three and six months ended June 30, 2002. The statement of operations for the three and six months ended
June 30, 2001 has been restated for comparative purposes.

(b)    List of Exhibits

            The following exhibits are filed with
this report:

Exhibit 99 - Certification pursuant to 18 U.S.C. Section 1350


                             PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item
601 of Regulation S-K)

Exhibit 99 - Certification pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

None


                      SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 14, 2002      /s/ Alan Woinski
                        ------------------------
                         Alan Woinski, President