Form 10QSB
period 2002-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2002-11-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2002

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

6,586,427 Shares of Common Stock
  ($.001 par value)

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

             SEPTEMBER 30, 2002
                 (Unaudited)

                   ASSETS
                   ------

Current assets
  Cash                                                 $1,758,925
  Accounts receivable, net of allowance
    for doubtful accounts of $55,817                      986,026
  Investment in marketable securities                     150,912
  Inventories                                              34,428
  Loans receivable, shareholders                          163,237
  Prepaid expenses and other current assets               101,064
                                                        ---------
      Total current assets                              3,194,592

Property and equipment - at cost,
  less accumulated depreciation
  and amortization                                        102,602

Investment in GEM Communications, LLC                     900,000
Goodwill                                                1,460,955
Loans receivable, shareholders and related parties        336,752
Deferred income taxes                                      98,000
Other assets                                               78,195
                                                        ---------
                                                       $6,171,096
                                                       ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                                         $  250,000
  Accounts payable and accrued expenses                 1,552,564
  Current portion of deferred subscription revenues       368,422
  Due to affiliate                                          4,000
                                                       ----------
         Total current liabilities                      2,174,986

Deferred subscription revenues, less current portion      204,159
Deferred income taxes                                     351,000
                                                       ----------
                                                        2,730,145
Shareholders' equity
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,832,734 shares issued and 6,586,427
    shares outstanding                                      6,832




  Additional paid-in capital                            6,658,857
  Common stock in treasury, at cost, 246,307 shares      (381,717)
  Accumulated unrealized loss on investments             (432,262)
  Accumulated deficit                                  (2,410,759)
                                                       ----------
                                                        3,440,951
                                                       ----------
                                                       $6,171,096
                                                       ==========

See accompanying notes to condensed
consolidated financial statements.

   CASINO JOURNAL PUBLISHING GROUP, INC.
              AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                     2002           2001         2002          2001
                                     -------------------         ------------------
Revenues                           $1,712,379    $2,064,004    $5,506,480  $6,885,417

Direct costs                          719,040     1,045,781     2,500,203   3,381,640
                                   ----------    ----------    ----------  ----------
     Gross profit                     993,339     1,018,223     3,006,277   3,503,777

General and administrative expenses 1,043,633     1,193,239     3,675,256   4,081,249
                                   ----------    ----------    ----------   ---------
                                      (50,294)     (175,016)     (668,979)   (577,472)

Other income (expense)                 15,219       (66,410)       71,586  (1,257,925)

Gain on sale of assets                      -       250,000             -   4,015,329
                                   ----------    ----------    ----------   ---------
     Income (loss) from continuing
       operations before minority
       interest and income taxes      (35,075)        8,574      (597,393)  2,179,932

Minority interest in earnings               -             -             -       2,953
                                   ----------    ----------    ----------   ---------
     Income (loss) from continuing
       operating before income taxes  (35,075)        8,574      (597,393)  2,182,885
                                   ----------    ----------    ----------   ---------
Income tax expense - current            1,466             -         1,466     160,832
                   - deferred               -             -             -     684,000
                                   ----------    ----------    ----------   ---------
                                        1,466             -         1,466     844,832
                                   ----------    ----------    ----------   ---------
      Income (loss) from
        continuing operations         (36,541)        8,574      (598,859)  1,338,053
                                   ----------    ----------    ----------   ---------
Discontinued operations
  Loss from operations                (56,566)      (33,984)     (349,843)    (99,124)
  Gain (loss) on disposal of assets    (8,500)            -       294,219           -
                                   ----------    ----------    ----------   ---------
                                      (65,066)      (33,984)      (55,624)    (99,124)
                                   ----------    ----------    ----------   ---------
       Net income (loss)           $ (101,607)   $  (25,410)   $ (654,483) $1,238,929
                                   ==========    ==========    ==========  ==========




Basic and diluted income (loss)
 per share
  Continuing operations            $    (0.01)   $        -  $     (0.09)   $   0.20
                                   ==========    ==========    ==========    ========
  Discontinued operations          $    (0.01)   $    (0.01)   $   (0.01)   $  (0.01)
                                   ==========    ==========    ==========    ========
Shares used in calculation of income
  per share                         6,606,210     6,696,207     6,626,061   6,676,427
                                   ==========    ==========    ==========   =========

See accompanying notes to condensed
  consolidated financial statements

     CASINO JOURNAL PUBLISHING GROUP, INC.
               AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

        SEPTEMBER 30, 2002 AND 2001
                 (Unaudited)

                                                      2002                 2001
                                                    --------             --------
Cash flows from operating activities               $ (863,885)          $(1,137,011)
                                                   ----------           -----------
Cash flows from investing activities
  Net proceeds from sale of assets                    800,000             2,421,242
  Other                                               (81,281)               62,576
                                                   ----------           -----------
Net cash provided by investing activities             718,719             2,483,818
                                                   ----------           -----------
Cash flows from financing activities                 (265,000)              (65,258)
                                                   ----------           -----------
Net increase (decrease) in cash                      (410,166)            1,281,549

Cash, beginning of period                           2,169,091               718,358
                                                   ----------           -----------
Cash, end of period                                $1,758,925           $ 1,999,907
                                                   ==========           ===========
Supplemental cash flow disclosures
  Interest paid                                    $   26,221           $    21,372
  Income taxes paid                                     1,466                22,080

Noncash investing and financing activities
  Treasury stock received to reduce
    shareholder loans                                  37,200                90,000
  Issuance of common stock in exchange
    for services                                            -                33,750



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

On July 1, 2000, the Company acquired a 60%
interest in Poker Digest, LLC. The remaining 40% interests were acquired in 2001 and 2002, for $210,000 in cash which resulted in a total cost of $690,000. Poker Digest, LLC publishes the Poker
Digest Magazine and sponsors gambling cruises.

On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $295,000. The
Company will continue to own and operate the gambling cruise sponsor business.

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

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions and was being amortized over 10 to 15 years. In management's opinion, there has been no impairment of goodwill at September 30, 2002. In accordance with Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. In conjunction with the adoption of Statement No. 142, the Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company is also required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill.
Amortization expense for the nine months ended
September 30, 2001 was approximately $84,000.

6	-	DISPOSAL OF A BUSINESS COMPONENT

The Company adopted the provisions of SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-
Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. Accordingly, the Company's business unit (Poker Digest Magazine) that has been disposed

CASINO JOURNAL PUBLISHING GROUP, INC. AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)


of is presented as discontinued operations for the three and nine months ended September 30, 2002.
The statement of operations for the three and nine months ended September 30, 2001 has been restated for comparative purposes.


7	-	NOTE PAYABLE

The note payable in the original amount of $250,000 was increased to $500,000 during 2001. The Company has subsequently repaid $250,000 on the note. The principal balance at September 30, 2002 is $250,000. The note is a demand note and requires monthly payments of interest only at First Union
National Bank's prime rate. The note is collateralized by the Company's money market funds.
Interest expense on the note was $26,221 and $20,936 for the nine months ended September 30, 2002 and 2001, respectively.

A promissory note with a balance of $60,000 payable to the former owners of Poker Digest, LLC was paid in July 2002.


8	-	RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $390,135, a loan of $10,120 to a family member of a shareholder, and loans of $99,734 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the nine months ended September 30, 2002, the Company reacquired 60,000 shares of restricted common stock from two shareholders, valued at $37,200, for partial repayment of shareholder loans receivable.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 2001 and requires annual rent payments of $18,000. Total related party rent expense was $103,500 for each of the nine month periods ended September 30, 2002 and 2001.


9	-	INCOME TAXES

In 2001, the Company recorded a deferred tax liability of $351,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001. The Company also recorded a deferred tax asset of $98,000, as a result of a net operating loss carryforward of approximately $250,000 for the year ended December
31, 2001.

A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.


10	-	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

 		                                      Nine Months Ended
                                                    September 30,
                                            --------------------------------
 		                                2002                       2001
Net income (loss) 	                   $ (654,483) 	      $1,238,929
Unrealized gain (loss) on investments          67,708                (48,530)
                                           ----------             ----------

                                           $ (586,775)            $1,190,399
                                           ==========             ==========

Item  2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations:

Trends and Uncertainties.     Inasmuch as a major
portion of the Company's activities is the publishing of magazines and newsletters primarily for the U.S. gaming industry and its consumers, the organization and sponsorship of poker cruises for the gaming industry as well as consumer gaming festivals for specific resorts or casinos, the publishing of a mail order-catalog selling various gaming-related products, and providing consulting services, the Company's business operations may be adversely affected by competitors, prolonged recessionary periods and disruptions in air travel.

Capital and Source of Liquidity.   In 2000, the
Company issued 301,500 shares of restricted common
stock with a fair value of $480,516 in connection
with the acquisition of 60% ownership of Poker
Digest, LLC.   The remaining 40% was acquired for
$210,000 in 2001 and 2002.    In June 2002, the
Company sold the magazine assets of Poker Digest for $800,000 and recognized a gain on the sale of approximately $295,000.

During the nine months ended September 30, 2002,
the Company sold the Poker Digest magazine division
for $800,000 and paid loan receivables from
shareholders and related parties of $4,806.   The
Company purchased $10,001 worth of equipment and
sold marketable securities of $129,549.   The
Company purchased an additional 20% of Poker
Digest, LLC for $210,000 in cash.   The Company had
miscellaneous adjustments of $4,365.   As a result,
the Company had cash flow from investing activities of $718,719 for the nine months ended September 30, 2002.

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

For the nine months ended September 30, 2002, the
Company made distributions of $15,000 to minority
interest of Poker Digest, LLC.   The Company had a
decrease in notes payable of $250,000.   As a
result, the Company had net cash flows used in financing activities of $265,000 for the nine months ended September 30, 2002.

For the nine months ended September 30, 2001, the
Company had a decrease in notes payable of
$15,000.   The Company made repayments of $6,922
on its long term debt and made repayments of $3,000 to an affiliate and distributions of $40,336 to minority interests. As a result, the Company had net cash flows used in financing activities of $65,258 for the nine months ended
September 30, 2001.

Results of Operations.   The Company had a net loss
of $654,483 for the nine months ended September 30,
2002.   The Company earned revenues of $6,174,271,
of which $667,791 was attributable to Poker Digest,
LLC's magazine division.   The remaining revenues
consisted of advertising revenue of $4,065,828,
subscriptions revenue of $1,742,904 and other
revenues, which consisted primarily of consulting
fees of $279,767        and miscellaneous revenues
of $85,772.   The Company had direct costs of
$3,233,113, of which $732,910 was attributable to
Poker Digest, LLC's magazine division, for the nine
months ended September 30, 2002.   Operating
expenses for the nine months ended September 30,
2002 were $3,959,980.   These consisted principally
of general and administrative expenses of
$3,526,719
which includes payroll related costs of $2,293,853, postage of $393,327, travel and entertainment of $99,606, bad debts of $43,763, occupancy expense of $227,576 and other expenses of $468,594.
Promotion expenses were $326,368 for the nine months ended September 30, 2002.

The Company had a decrease in accounts receivable
of $288,838.  Inventories decreased $33,628 for the
nine months ended September 30, 2002 and prepaid
expenses increased by $5,435.  Deferred
subscription revenues decreased $482,296 from the
sale of its magazine and newsletter subscriptions.
The Company had depreciation and amortization of
$80,369 for the nine months ended September 30,
2002.   In addition, the Company had a decrease in
noncash adjustments of $284,505. The Company had an increase in accounts payable and accrued expense of $159,999. Net cash used in operations for the ninemonths ended September 30, 2002 was $863,885.

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

Controls and Procedures.   The Chief Executive
Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September
30, 2002 as filed with the Securities and Exchange
Commission and have judged such controls and procedures to be effective as of September 30, 2002
(the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Current Accounting Issues.   The Company adopted
the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's component that has been disposed of is presented as discontinued operations for the three and nine months ended September 30, 2002. The statement of operations for the three and nine months ended September 30, 2001 has been restated for comparative purposes.

In June 2002, FASB issued SFAS No. 146, "Accounting
for Costs Associated with Exit or Disposal
Activities" (SFAS No. 146).   SFAS No. 146 requires
that a liability for costs associated with exit or
disposal activities be recognized when the
liability is incurred.   Existing generally
accepted accounting principles provide for the
recognition of such costs at the date of
management's commitment to an exit plan.   In
addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

The provisions of the new standard are effective
for exit or disposal activities initiated after
December 31, 2002.   It is not expected that SFAS
No. 146 will materially affect the financial statements.

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




Date: November 13, 2002 /s/ Alan Woinski
                        ------------------------
                        Alan Woinski, President