Form 10KSB
period 2002-12-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2003-03-21
CIK 1002455

FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/02
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
        1934
      For the transition period from            to

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

The Company's revenues for its most recent fiscal year were $7,647,206. As of December 31, 2002, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $747,815.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2002 was 6,556,427 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                   PART I

ITEM 1.    BUSINESS - General

The Company publishes magazines and newsletters primarily for the U.S. gaming and lodging industry and its consumers. It also organized and sponsored major trade shows and conventions for the gaming, lodging and leisure industries as well as consumer gaming festivals for specific
resorts or casinos.   Moreover, the Company publishes a mail order-
catalog selling various gaming-related products.   The Company also
furnishes consulting services to companies involved in the gaming and
lodging industries.   The Company is made up of four wholly owned
subsidiaries, Casino Publishing, Inc., Gaming Entertainment Expositions, Gaming Venture Corp., U.S.A. and Poker Digest, LLC.

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

On a custom-basis the Company has also published magazines for travel-entertainment trade associations, individual casinos and entertainment events like concerts directed at their tourists, guests, employees and others. Published bi-monthly, monthly or only occasionally, these magazines included, among others, Nevada Hospitality, Casino Ops, Boyd Gaming, Pavarotti concerts and generally provide their readers with information about hotel accommodations, restaurant, entertainment,
Company developments and special promotions.   Also part of its
customized publishing is the Company's production of brochures, direct mail pieces and directories for such industry conventions and casino festivals.

The Company issues four newsletters on a daily, weekly or monthly basis for the gaming industry and its consumers. These include:

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

At December 31, 2002, the Company owns 100% of Poker Digest, LLC, up from 60% a year ago, the holding company for Poker Digest Magazine, a bi-weekly magazine focusing on the poker and card club niche market of the gaming industry, and classic poker cruises, which organizes seven
and ten day poker cruises with existing cruise lines.   In January and
June 2002, the additional 40% of Poker Digest, LLC was acquired by the Company. On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC.

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

On January 3, 2003, the Board of Directors approved the spin-off of the Gaming Venture Corp., U.S.A. subsidiary to its shareholders. The Company's shareholders will receive one share of Gaming for every three shares of Casino Journal Publishing Group, Inc. owned as of the record date of April 1, 2003. No fractional shares will be issued.

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

The Company's custom magazine business began in 1992 with the publication of a annual magazine for the Atlantic City's Showboat, a casino. Subsequently, in conjunction with Gelb Productions, it produced one-time magazines for special events such as Luciano
Pavarotti's Atlantic City and Nevada concerts. Moreover, since 1994 it has produced an employee-oriented magazine for Boyd Gaming, now an operator of as many as twelve casinos in various states.

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

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC for 301,500 shares of restricted common stock in a business
combination accounted for under the purchase method of accounting.   In
January 2002, an additional 20% was acquired and in June of 2002, the remaining 20% was acquired. The company paid $210,000 in cash to
acquire the remaining 40%.   Poker Digest, LLC is the holding company
for Poker Digest magazine, a biweekly magazine focusing on the poker and card club niche market of the gaming industry, and Classic Poker Cruises, which organizes seven- and ten-day poker cruises with existing cruise lines. On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $295,000. The Company will continue to own and operate the gambling cruise sponsor business.

On January 10, 2001, the Company sold its trade show and trade publication assets with a book value of approximately $510,000 to GEM Communications, LLC for approximately $2,875,000 of cash, exclusive of related costs and a 10% ownership interest in the purchaser valued at $1,800,000.

On January 3, 2003, the board of directors approved the spin-off of the Gaming Venture Corp., U.S.A. subsidiary as a separate company to its shareholders. The Company's shareholders will receive one share of Gaming Venture Corp. for every three shares of Casino Journal Publishing Group, Inc. that they hold as of the record date of April 1,
2003.  No fractional shares will be issued.   Gaming Venture Corp.,
U.S.A. is the remaining B2B oriented division of CJPG. The decision to spin off GVC is primarily due to CJPG's change to a consumer oriented publishing company. The GVC unit consists of the remaining newsletter operations of the company, all B2B publications, and the consulting business, also B2B. The board of directors determined that these operations had become non-core for the company and that GVC's growth has been constrained due to that.

Upon completion of the spin-off, Company President and CFO Alan Woinski will resign to become chairman, CEO and President of the spun-off GVC unit. Both Mr. Woinski and Kim Woinski will also resign as members of
the Company's board of directors.   Mr. Woinski will remain as a
consultant to the Company for a period of three years.

Upon completion of the spin-off, Adam Fine, current chief operating officer, will be given the added role of president. Derek James, current corporate controller, will become chief financial officer of the Company.

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

The Company has retained a group of professional gamblers and experts to furnish its readers with gambling strategies and helpful tips on different games such as slot machines, video poker, keno, blackjack, roulette. Moreover, as a portrayer of the gaming lifestyle, the magazine covers new and established gambling resorts, travel destinations, gaming news, developments and trends, hotel amenities and in-depth entertainment interviews, reviews and listings.

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

Poker Digest

The Company became majority owner of Poker Digest magazine as a result of the acquisition of 60% of Poker Digest LLC in July of 2000. In January and June of 2002, the Company acquired the remaining 40% of
Poker Digest LLC.    Poker Digest magazine is a bi-weekly magazine
designed for poker players and visitors to card clubs in the United
States and Europe and poker rooms at casinos around the world.   Card
clubs exist mainly in California and have recently been added to
parimutuel facilities across the country.   Poker Digest magazine
contains helpful tips and advice, news and events which occur primarily
in the poker universe.   Poker Digest LLC has retained professional
card players and experts to furnish its readers with strategies and tips on the different games in the poker universe.

The magazine is a full color, glossy magazine that runs from 90 to 110
pages in each issue.   Actual circulation approximates 30,000 copies
with total readership estimated at 100,000.   The magazine is
distributed primarily in poker rooms at casinos, card clubs and at poker tournaments and also, to a lesser extent, by subscription.

On June 25, 2002, the Company sold the magazine assets of Poker Digest LLC for $800,000. The final Poker Digest magazine issue was produced in July of 2002.

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

               Atlantic City Insider

This newsletter was published monthly and was directed at the consumer who visits, or plans to visit, Atlantic City casinos. Accordingly, it informed its readership which casinos were offering at different times the best consumer promotions, cashback, room rates, slot clubs, food discounts and innovative games. On occasion, ACI criticized casinos for poor or inconsistent food, uninteresting entertainment and too costly games with a low-win percentage. It also announced the location of innovative slot machines and compared restaurants, buffets, rooms and table games common to all Atlantic City casinos. The Company ceased publication of Atlantic City Insider in June of 2002.

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

The Daily Lodging Report is produced in an alliance with HVS
International.   Produced in the same format as The Gaming Industry
Daily Report, the one page newsletter is faxed and e-mailed each evening to investors and executives involved in the hotel and lodging industry. Each day the newsletter recaps the events and stock price movements that occurred as related to the lodging and hotel industry.

The Company plans to introduce additional Daily financial newsletters
for other industries in the future through joint ventures.   The
Company began distribution of The Daily Lodging Report - Asia Pacific in February 2000 in a venture with HVS International and Hotel Asia Pacific Magazine. Hotel Asia Pacific Magazine left the venture in February of 2001 and at the beginning of 2002, HVS International left the venture.

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

The Company has decided to evaluate the world events and economic situation before deciding on expanding the frequency and marketing of these cruises in the future.

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

Trade Assets

On January 10, 2001, the Company sold its trade show and trade publication assets with a book value of approximately $510,000 to GEM Communications LLC for approximately $2,875,000 of cash and a 10% ownership interest in the purchaser then valued at $1,800,000. The trade assets consisted of: Casino Journal, Nevada Hospitality and Casino Ops magazines; National Gaming Summary newsletter and the Company's various trade shows.

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

The production of its newsletters and cruise-oriented brochures are usually less time-consuming and involves fewer staff members to produce. With little graphic art input and no photographs, newsletters are more editorially intensive than the magazines. Like the magazines, however, items and topics in the newsletter are assigned to specific
writers.   Editors subsequently review all copy and make corrections.
The issue is then designed, edited again and sent to outside printers.

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

Employees

As of December 31, 2002, the Company had 37 full-time employees including its officers of whom 3 served as writers and editors, 6 in arts and graphics, 7 in sales and marketing, 4 in bookkeeping and accounting, 6 in circulation and customer service and 6 in general office. None of its employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES.

As of December 31, 2002 the following table lists the 3 offices by location which all are leased:

                         Approximate Total     Expiration Date     Approximate Annual
                          Area Leased             of Lease              Rental
Atlantic City, New Jersey   6,078 sq. ft.       November 30, 2004         $ 82,000 (1)
Las Vegas, Nevada(2)       10,000 sq. ft.         June 2007               $120,000
Paramus, New Jersey (3)     2,000 sq. ft.        January, 2006            $ 24,000

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.    Through the reverse merger, the Company began
trading publicly on the NASD Over the Counter Bulletin Board in April
1998.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by Wien Securities, Hill Thompson, Nite Securities, Paragon, Schwab Capital Markets, Frankel, MH
Meyerson and Goldman Sachs.   The quotations represent inter-dealer
prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                  High Bid               Low Bid

             3/31/01                     1.75                     1.34
             6/30/01                     2.125                    1.20
             9/30/01                     1.70                      .90
             12/31/01                    1.10                      .74
             3/31/02                     0.92                     0.51
             6/30/02                     0.90                     0.38
             9/30/02                     0.65                     0.40
             12/31/02                    0.51                     0.33

The approximate number of holders of record of the Company's $.001 par
value common stock, as of December 31, 2002, was 910.   Currently, as
of March 15, 2003, there are approximately 900 holders of record.

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

In 2000, the Company issued 301,500 share of restricted common stock with a fair value of $480,516 in connection with the acquisition of 60%
ownership of Poker Digest, LLC.   An additional 20% was acquired in
January 2002 and the remaining 20% was acquired in June 2002 for total cash of $210,000. In June of 2002, the Company sold the magazine assets of Poker Digest for $800,000. The gain on the sale was approximately $295,000. The Company will continue to own and operate the gambling cruise sponsor business.

On January 3, 2003, the board of directors approved the spin-off of the Gaming Venture Corp., U.S.A. subsidiary as a separate company to its shareholders. The Company's shareholders will receive one share of Gaming Venture Corp., U.S.A. for every three shares of Casino Journal Publishing Group, Inc. that they hold as of the record date of April 1,
2003.  No fractional shares will be issued.   Gaming Venture Corp.,
U.S.A. is the remaining B2B oriented division of CJPG. The decision to spin off GVC is primarily due to CJPG's change to a consumer oriented publishing company. The GVC unit consists of the remaining newsletter operations of the company, all B2B publications, and the consulting business, also B2B. The board of directors determined that these operations had become non-core for the company and that GVC's growth has been constrained due to that.

Upon completion of the spin-off, Company President and CFO Alan Woinski will resign to become chairman, CEO and President of the spun-off GVC unit. Both Mr. Woinski and Kim Woinski will also resign as members of
the Company's board of directors.   Mr. Woinski will remain as a
consultant to the Company for a period of three years.

Upon completion of the spin-off, Adam Fine, current chief operating officer, will be given the added role of president. Derek James, current corporate controller, will become chief financial officer of the Company.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 2001 and requires annual rent payments of $24,000. Total related party rent expense was $144,000 and $138,000, respectively, for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, the Company had a decrease in loan receivables from shareholders of $4,806. The Company purchased $11,839 worth of property and equipment, and received proceeds from the
sale of marketable securities of $138,710.   The Company made an
additional purchase of Poker Digest, LLC for $210,000 and received proceeds from the sale of assets of $800,000. As a result, the Company had cash flow provided by investing activities of $721,677 for the year ended December 31, 2002.

For the year ended December 31, 2001, the sale of the Company's trade show and trade publication assets generated net cash of $2,699,000.
The Company had an increase in loan receivables from shareholders and related parties of $15,617 and a decrease in loans receivable from
employees of $18,111.   The Company purchased $56,111 worth of
equipment, redeemed a certificate of deposit, mutual funds and other investments for $369,140 and purchased marketable securities of $24,375 and sold marketable securities of $68,610. As a result, the Company had cash flow provided by investing activities of $3,058,958 for the year ended December 31, 2001.

For the year ended December 31, 2002, the Company repaid notes payable of $250,000 and made distributions of $15,000 to minority interest resulting in net cash used in financing activities of $265,000.

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

Results of Operations.   The Company had a net loss of $1,983,083 for
the year ended December 31, 2002.   The Company earned revenues of
$7,674,206 of which $667,791 was attributable to Poker Digest, LLC's
magazine division.   The remaining revenues consisted of advertising
revenue of $4,836,733, subscriptions revenue of $2,245,783 and other revenues, which consisted primarily of consulting fees of $356,780 and
miscellaneous revenues of $234,910.   The Company had direct costs of
$4,052,934 of which $732,710 was attributable to Poker Digest, LLC's
magazine division for the year ended December 31, 2002.   Operating
expenses for the year ended December 31, 2002 were $4,988,755.   These
consisted principally of general and administrative expenses of $4,470,363 which includes payroll related costs of $2,988,379, postage of $479,554, travel and entertainment of $129,649, bad debts of $82,657, occupancy expense of $297,200 and other expenses of $492,924. Promotion expenses were $349,493 for the year ended December 31, 2002.

The Company had a decrease in accounts receivable of $429,022. Inventories increased $16,641 for the year ended December 31, 2002 and prepaid expenses decreased by $66,240. Deferred subscription revenues decreased $529,172 from the sale of its magazine and newsletter
subscriptions.   The Company had a gain on the sale of asset of
discontinued operations of $294,219.   The Company had depreciation and
amortization of $133,480 for the year ended December 31, 2002.   In
addition, the Company had other noncash adjustments of $727,560 which consists primarily of provision for doubtful accounts and impairments
of investment and goodwill.   The Company also had an increase in
accounts payable and accrued expenses of $45,297.   Other assets
increased by $1,158 for the year ended December 31, 2002. Net cash used in operations for the year ended December 31, 2002 was $1,128,455.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2002 as filed with the

Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Current Accounting Issues.   The Company adopted the provisions of SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's component that has been disposed of is presented as discontinued operations for the year ended December 31, 2002. The statement of operations for the year ended December 31, 2002 has been restated for comparative purposes.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 22.

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

                 PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS
           OF THE COMPANY

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position
Glenn Fine                         44          Chairman, CEO & Director

Alan Woinski                       38         President, CFO & Director

Adam Fine                          33                COO, Director

Lisa Robertson                     36          Vice President, Director

Derek James                        45                  Controller

Kim Santangelo-Woinski             39                   Director

Barbara Chan                       57                   Director

All of the individuals set forth above have been employed by Company as officers for more than five years except for Alan Woinski, and Kim
Santangelo-Woinski.     Alan Woinski and Kim Santangelo-Woinski were
the primary shareholders, officers and directors of Gaming Venture Corp., U.S.A. prior to the merger with the Company.

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

Kim Santangelo-Woinski   Mrs. Woinski is currently Vice President of a
subsidiary,and  a  Director  of the Company.   Mrs. Woinski was Vice
President of Lucky Management Corp., an investment advisory firm that also held interests in other businesses including printing, real
estate, etc. from December 1992 to August 1995.   Mrs. Woinski was vice
president in charge of all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc. From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to the President of Tee Dee's,
Inc., a womens clothing manufacturer.   Mrs. Woinski's duties included
office management and personnel supervision.   From 1990 to 1992, Mrs.
Woinski was beverage manager of Waypointe, Inc., and served as beverage
manager of Treadway Inn Hotel from 1989 to 1991.   Her duties as
beverage manager included hiring staff, inventory and overseeing and filing report for the parent company.

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

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, the Company entered into five-year employment contracts with Messr Fines, Woinski and Gros (who resigned in December
2000) and Ms. Robertson in which they will serve as officers. Their annual base salaries will range from $150,000 to $525,000 and they will be entitled to increases of 10% in the second through fifth year.
Under the agreement, they may also receive additional unspecified bonuses. Such bonuses shall be determined by the independent members of the Board of Directors who shall take into account their individual
performances in making such determination.   They will be subject to a
one-year covenant-not-to-compete with the Company that begins at the
end of the term of such agreements.    Mr. Woinski was paid $246,400
and $330,000 for the years ended December 31, 2002 and 2001, respectively, as an officer of the Company. Glenn Fine was paid
$565,675 and $891,000 in 2002 and 2001, respectively.   Adam Fine was
paid $319,917 and $485,000 in 2002 and 2001, respectively.   Included
in Messr. Fines compensation in 2001 and 2002 is a consulting fee of $6,250 each per month earned from a consulting agreement in connection
with the sale of trade show assets to Gem Communications, LLC.   Lisa
Robertson was paid $159,225 and $194,000 in 2002 and 2001,
respectively.   Barbara Chan was paid $163,750 and $149,021 in 2002 and
2001, respectively.

Mr. Woinski holds in the aggregate five-year options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $2.40625 per share which vest at a rate of 20% per year, as long as he
is employed by the Company.   The fair value of options granted was
$124,940 for each of the two years ended December 31, 2002 and 2001.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables list the Company's stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common Stock beneficially owned by the Directors and elected officers of the Company, as a group as of December 31, 2002.

                                                               Percentage of
                                           Number & Class     Outstanding
Name and Address                             of Shares       Common Shares

Alan Woinski                               720,500 (1)(2)         10.97%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Lucky Management Corp.                     720,500(1)(2)          10.97%
P.O. Box 1396
Paramus, NJ 07653

Kim Santangelo-Woinski                     720,500(1)(2)          10.97%
8025 Black Horse Pike
Suite 470
West Atlantic City, NJ 08232

Glenn Fine                                    2,872,078           43.74%
5240 Southeastern
Las Vegas, NV 89119

Adam Fine                                       630,915            9.61%
5240 Southeastern
Las Vegas, NV 89119




Lisa Robertson                                  375,000            5.71%
5240 Southeastern
Las Vegas, NV 89119

Barbara Chan                                          0            0.0%


All Directors & Officers
as a group (5 persons)                       4,598,493           70.03%

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

Alan Woinski - 350,000 options to purchase Common Shares at $2.4062 of which 332,500 have vested.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease, which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five year lease which began on January 1, 1996 (and subsequently renewed in January 2001 for another five years) and requires annual rent payments of between $18,000 and $24,000. Total related party rent expense was $144,000 and $138,000 for the years ended December 31, 2002 and 2001, respectively.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report
Consolidated Financial Statements
   Balance Sheet at December 31, 2002             2
   Statement of Operations
      Years Ended December 31, 2002 and 2001      3
   Statement of Comprehensive Income (Loss)
      Years Ended December 31, 2002 and 2001      4
   Statement of Changes in Shareholders' Equity
      Years Ended December 31, 2002 and 2001      5
   Statement of Cash Flows
      Years Ended December 31, 2002 and 2001    6-7
   Notes to Consolidated Financial Statements  8-18

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

FRIEDMAN
ALPREN &
GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
1700 BROADWAY
NEW YORK, NY 10019
212-842-7000
FAX 212-842-7001
www.nyccpas.com


INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF CASINO JOURNAL PUBLISHING GROUP, INC.


     We have audited the accompanying consolidated balance sheet of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


     Friedman Alpren & Green LLP

New York, New York
February 24, 2003

            CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                      ASSETS
                      ------

Current assets
 Cash                                                         $ 1,497,313
 Accounts receivable, net of allowance for doubtful accounts
  of $51,522                                                      806,948
 Investment in marketable securities                              136,970
 Inventories                                                       84,697
 Loans receivable, shareholders                                   164,957
 Prepaid expenses and other current assets                         69,697
                                                              -----------
        Total current assets                                    2,760,582

Property and equipment - at cost, less accumulated
 depreciation and amortization                                     51,329

Investment in Gem Communications, LLC                                   -
Goodwill                                                        1,371,699
Loans receivable, shareholders and related parties                324,831
Deferred income taxes                                              98,000
Other assets                                                       39,046
                                                              -----------
                                                              $ 4,645,487
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
 Note payable                                                 $   250,000
 Accounts payable and accrued expenses                          1,437,863
 Current portion of deferred subscription revenues                307,219
 Due to affiliate                                                   4,000
                                                              -----------
        Total current liabilities                               1,999,082

Deferred subscription revenues, less current portion              218,486
Deferred income taxes                                             351,000
                                                              -----------
                                                                2,568,568
                                                              ------------
Shareholders' equity
 Common stock, $.001 par value; 50,000,000 shares authorized,
 6,832,734 shares issued and 6,566,427 shares outstanding           6,832
 Additional paid-in capital                                     6,658,857
 Accumulated deficit                                           (3,739,359)
 Accumulated unrealized loss on investments                      (457,494)




Common stock in treasury, at cost, 266,307 shares               (391,917)
                                                              ----------
                                                                2,076,919
                                                              -----------
                                                              $ 4,645,487
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements

           CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002          2001
                                                ------------  ------------
Revenues
  Advertising                                  $ 4,168,942    $ 5,492,747
  Subscriptions                                  2,245,783      2,675,444
  Trade shows                                            -        240,915
  Consulting                                       175,600        369,862
  Other                                            416,090        288,754
                                                ----------    -----------
                                                 7,006,415      9,067,722
                                                ----------    -----------
Direct costs
  Printing                                       1,489,379      2,262,254
  Production                                       324,809        524,006
  Postage                                          525,978        569,765
  Distribution                                     532,871        367,900
  Commissions                                      158,143        449,893
  Outside writers                                  172,308        197,709
  Other                                            116,536        101,746
                                               -----------    -----------
                                                 3,320,024      4,473,273
                                               -----------    -----------
        Gross profit                             3,686,391      4,594,449
                                               -----------    ------------
Operating expenses
  Promotion                                        276,704        175,058
  General and administrative                     4,258,428      5,194,810
  Depreciation and amortization                    133,480        315,811
                                               -----------    -----------
                                                 4,668,612      5,685,679
                                               -----------    -----------
        Operating loss                            (982,221)    (1,091,230)
                                               ------------   -----------
Other income (expense)
  Gain on sale of assets                                 -      3,922,236
  Impairment of investment                        (900,000)      (900,000)
  Impairment of goodwill                           (89,256)           -
  Permanent decline in available-for-sale
    Securities                                           -     (1,082,500)
  Gain (loss) on sale of securities                 79,079        (89,840)
  Interest and dividend income                      23,606         86,660
  Interest expense                                 (35,439)       (29,248)
  Miscellaneous                                    (21,762)             -
                                               -----------     ----------
                                                  (943,772)     1,907,308
                                               -----------     ----------
        Income (loss) from continuing operations
          before income taxes and
          minority interest                     (1,925,993)       816,078


Income taxes                                         1,466        265,982
                                               -----------    -----------
        Income (loss) from continuing operations
          before minority interest              (1,927,459)       550,096
Minority interest in earning                             -          1,675
                                               -----------    -----------
        Net income (loss) from continuing
          operations                            (1,927,459)       551,771
                                               -----------    -----------
Discontinued operations
  Loss from operations                            (349,843)      (335,133)
  Gain on disposal of assets                       294,219            -
                                               -----------    -----------
                                                   (55,624)      (335,133)
                                               ------------   -----------
        Net income (loss)                      $(1,983,083)   $   216,638
                                               ===========    ===========
Basic and diluted income (loss) per share
  Continuing operations                        $      (.29)   $       .08
                                               ===========    ===========
  Discontinued operations                      $      (.01)   $      (.05)
                                               ===========    ===========
Net income (loss)                              $      (.30)   $       .03
                                               ===========    ===========
Shares used in the calculation of income
 (loss) per share                                6,616,016      6,702,359
                                               ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                        YEARS ENDED DECEMBER 31, 2002 AND 2001

2002          2001
                                               ------------   ------------
Net income (loss)                              $(1,983,083)   $   216,638
                                               -----------    -----------
Unrealized holding gain (loss) on
   investment arising during the year               46,601        (50,734)
Reclassification adjustment for gains (losses)
   included in net income (loss)                    (4,126)        89,840
                                               -----------    -----------
Other comprehensive income                          42,475         39,106
                                               -----------    -----------
Comprehensive income (loss)                    $(1,940,608)   $   255,744
                                               ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  Additional
                                            Common Stock            Paid-In
                                        Shares        Amount        Capital
                                      ---------     ----------    ------------
Balance January 1, 2001               6,711,427     $    6,807     $ 6,625,167

Issuance of common stock in
  connection with sale of trade
  show and publication                   25,000             25         33,690
Purchase of treasury shares             (80,000)             -              -
Repurchase of shares from former
  Officer                               (10,000)             -              -
Net Income                                    -              -              -
Reclassification adjustment for gains
   included in net income                     -              -              -
Unrealized holding loss on investments
   arising during the year                    -              -              -
                                      ---------     ----------     ----------
Balance December 31, 2001             6,646,427          6,832       6,658,857
Purchase of treasury shares             (80,000)           -              -
Net income                                    -              -              -
Distribution to minority interest
Reclassification adjustment for losses
   included in net loss
Unrealized holding gain on investments
   Arising during the year                    -              -               -
                                      ---------     ----------     -----------
Balance, December 31, 2002            6,566,427     $    6,832     $ 6,658,857
                                      =========     ==========     ===========

      CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES continued
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     Accumulated
                                        Treasury  Unrealized Loss   Accumulated
                                          Stock     on Investments    Deficit
                                       ---------- ----------------- ------------
Balance January 1, 2001                $(209,517)   $ (539,075)    $(1,957,914)
Issuance of common stock in
  connection with sale of trade
  show and publication                         -                             -
Purchase of treasury shares             (120,000)            -               -
Repurchase of shares from former
  Officer                                (15,000)            -               -
Net Income                                     -                       216,638
Reclassification adjustment for gains
   included in net income                      -        89,840               -
Unrealized holding loss on investments
   arising during the year                     -       (50,734)              -
                                       ----------   -----------    -----------
Balance December 31, 2001                344,517)     (499,969)     (1,741,276)
Purchase of treasury shares              (47,400)            -               -
Net loss                                       -             -       (1,983,083)
Distribution to minority interest              -             -          (15,000)
Reclassification adjustment for losses
   Included in net loss                        -        (4,126)               -
Unrealized holding gain on investments
   Arising during the year                     -        46,601                -
                                       ---------     ---------       ----------
Balance, December 31, 2002           $  (391,917)     (457,494)     $(3,739,359)
                                      ==========    ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

          CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002           2001
                                               ------------   ----------
Cash flows from operating activities
 Net income (loss)                            $ (1,983,083) $     216,638
 Adjustments to reconcile net income(loss)
 to net cash used in operating activities
   Impairment of investment                        900,000        900,000
   Impairment of goodwill                           89,256              -
   Provision for doubtful accounts                 178,157        208,028
   Loss (gain) on sale of securities               (79,079)        89,840
   Marketable securities received for
   consulting services to be rendered               16,200              -
   Depreciation and amortization                   133,480        315,811
   Noncash adjustment to marketable securities     (82,755)             -
   Deferred taxes                                        -        253,000
   Minority interest in (earnings) loss                  -         (1,675)
   Interest earned on certificate of deposit             -         56,362
   Gain on sale of asset of discontinued
    operations                                    (294,219)             -
   Gain on sale of trade show and trade
    publication assets                                   -     (3,922,236)
   Permanent decline in value of marketable
    securities                                           -      1,082,500
   Changes in assets and liabilities
    Accounts receivable                            429,022        220,255
    Inventories                                    (16,641)           137
    Prepaid expenses                                66,240       (106,868)
    Other assets                                    (1,158)      (270,701)
    Accounts payable and accrued expenses           45,297       (557,651)
    Deferred subscription revenues                (529,172)      (231,443)
                                                ----------    -----------
     Net cash used in operating activities      (1,128,455)    (1,748,003)
                                                ----------     ----------
Cash flows from investing activities
 Additions to property and equipment               (11,839)       (56,111)
 Redemption of certificate of deposit                    -        198,952
 Redemption of mutual funds and other investments        -        170,188
 Proceeds from sale of marketable securities       138,710         68,810
 Investment in marketable securities                     -        (24,375)
 Loans receivable, employees                             -         18,111
 Loans receivable, shareholders                      4,806        (15,617)
 Proceeds from sale of assets                      800,000      2,699,000
 Additional purchase of Poker Digest, LLC         (210,000)             -
                                                 ---------      ---------
     Net cash provided by investing activities     721,677      3,058,958
                                                ----------    -----------




Cash flows from financing activities
  Notes payable, bank                           $ (250,000)   $   250,000
  Repurchase of stock from former officer                -        (15,000)
  Repayments of long-term debt                           -        (46,886)
  Due to affiliate                                       -         (3,000)
  Distributions paid to minority interest          (15,000)       (45,336)
                                                ----------    -----------
     Net cash provided by (used in) financing
       activities                                 (265,000)       139,778
                                                ----------    -----------
Net increase (decrease) in cash                   (671,778)     1,450,733
Cash, beginning of year                          2,169,091        718,358
                                               ----------     -----------
Cash, end of year                              $ 1,497,313    $ 2,169,091
                                               ===========    ===========
Supplemental cash flow disclosures
  Interest paid                                 $   26,221    $    29,248
  Income taxes paid                                  1,466         61,698
Noncash investing and financing activities
  Treasury stock reacquired to settle
    shareholders' loans receivable                  47,400        120,000
  Issuance of common stock for services                -           33,715
  Disposal of goodwill in connection with
  Discontinued operations                          505,781              -

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

On April 3, 1998, the Company and its combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada corporation ("Gaming"). The Company and its combined affiliates became wholly owned subsidiaries of Gaming, the legal acquiror. As the shareholders of the Company and its combined affiliates acquired approximately 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by the Company, the accounting acquiror in the transaction. Simultaneous with the acquisition, Gaming changed its name to Casino Journal Publishing Group, Inc. ("CJPG").

On January 3, 2003 the Board of Directors approved the spin-off of
Gaming, as a separate company.   The Company's shareholders will receive
one share of Gaming for every three shares of CJPG owned as of the record date. The spin-off is expected to be on April 1, 2003. The total assets of Gaming at December 31, 2002 were approximately $631,000, of which $558,000 was in cash and investment in marketable securities. Gaming also had approximately $66,000 in total liabilities, which consisted of deferred revenues.

On January 10, 2001, the Company sold its trade show and trade publication assets for approximately $2,700,000 of cash, net of expenses, and a 10% ownership interest in the purchaser then valued at $1,800,000. The gain on the sale was approximately $4,000,000. The 10% investment in Gem Communications, LLC is accounted for using the cost method of accounting. The management of the Company has determined that impairment losses on the investment of $900,000 was required for each of the years ended December 31, 2002 and 2001, which was 100% of the original cost.

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC. The remaining 40% interests were acquired in 2002, for a total cost of $690,000. Poker Digest LLC publishes the Poker Digest Magazine and sponsors gambling cruises.

On June 25, 2002 the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $295,000. The Company will continue to own and operate the gambling cruise sponsor business.

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

Minority Interest

As discussed above, the Company had a 60% ownership interest in Poker Digest, LLC at December 31, 2001. The accumulated deficits of the minority interest exceeded the minority interest in the equity as of December 31, 2001 by approximately $55,000. The Company recognized the losses in excess of the minority interests in the statement of operations for the year ended December 31, 2001.

Investment in Available-for-Sale Securities

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. During the year ended December 31, 2001, the Company recorded a loss on certain equity investments of $1,082,500, as a result of declines in value deemed to be other than temporary. The Company disposed of these investments during the first quarter of 2002 for a nominal amount. Net unrealized gain (loss) on the remaining equity investments at December 31, 2002 and 2001 are presented as other comprehensive income (loss) and as a component of shareholders' equity.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus
(2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized losses from marketable securities and reclassification adjustment for recognition of previously unrealized losses. The Company has presented a separate statement of comprehensive income (loss).

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, which consist principally of books and video tapes on the gaming industry, are stated at the lower of cost (first-in, first-out) or market.

Advertising

Advertising costs generally are expensed as incurred. Promotion and advertising were $349,493 and $287,875, respectively, for the years ended December 31, 2002 and 2001 (see Note 9).

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease.

During 2002, the Company abandoned certain property and equipment. This transaction had the effect of increasing net loss for 2002 by $35,842.

Concentrations of Credit Risk

At December 31, 2002, the Company maintained cash balances in banks and brokerage firms. Balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.

Fair Value of Financial Instruments

The fair values of loans receivable and the note payable approximate their carrying amounts.

Goodwill

Goodwill represents cost in excess of fair value of net assets acquired
in merger transactions and was being amortized over 10 to 15 years.   In
accordance with Statement of Financial Accounting Standards No. 142 ("FASB 142"), "Goodwill and Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. In conjunction with the adoption of Statement No. 142, the Company completed the initial valuation analysis required by the transitional goodwill impairment test, which indicated that the goodwill was not
impaired.   Also, the Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company is also required to make periodic tests to determine whether there has been any impairment in the

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of recorded goodwill. At December 31, 2002, the Company has evaluated the carrying value of goodwill in connection with two reporting units, Poker Digest, LLC and Gaming Venture Corp., U.S.A. The Company recorded an impairment charge for goodwill in connection with Poker Digest, LLC of $89,000 in the fourth quarter of 2002 to write down the carrying value of goodwill to an amount representing the discounted future cash flows in accordance with FASB 142. Based on an independent valuation of Gaming Venture Corp., U.S.A., there was no impairment of goodwill at December 31, 2002. Amortization expense for the year ended December 31, 2001 was approximately $167,000. The remaining goodwill of $1,371,699 will be included in Gaming's net assets to be disposed of
after the spin-off of Gaming is completed.   A reconciliation of the
reported net income (loss) for the years ended December 31, 2002 and 2001 to the amounts adjusted for the reduction of amortization expense is as follows:

                                         2002         2001
                                        ------       ------
Net income (loss) as reported        $(1,983,083)  $  216,638
Add:  Goodwill amortization                    -      167,196
                                     -----------   ----------
Adjusted net income (loss)           $(1,983,083)  $  383,834
                                     ===========   ==========

Basic and diluted earnings per share:
Net income (loss) as reported            $  (.30)      $  .03
Goodwill amortization                          -          .02
                                         -------       ------
Adjusted net income (loss)               $  (.30)      $  .05
                                         =======       ======
Revenue Recognition

Subscription revenues are recognized in income as issues of magazines and newsletters are delivered to the subscribers. Advertising revenues are recognized on publication of the respective magazine. Consulting revenues are recognized as income upon the completion of services. The unearned portion of paid magazine subscriptions, newsletter subscriptions and consulting revenues is deferred until magazines and newsletters are delivered to subscribers and consulting services are rendered. The Company occasionally receives marketable securities in exchange for consulting services. These transactions are valued at market on the date that consulting contracts are signed.

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

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the year. Stock warrants and options have been excluded from the diluted loss per share and have not been presented because their effect would be anti-dilutive. The effect of stock options and warrants on earnings per share is not material.

New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's business unit (Poker Digest Magazine) that has been disposed of is presented as discontinued operations. The statement of operations for the year ended December 31, 2001 has been restated for comparative purposes.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provision of the new standard is effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

Equipment                             $ 225,518
Furniture and fixtures                  297,463
Vehicles                                257,274
Leasehold improvements                   54,640
                                      ---------
                                        834,895
Less - Accumulated depreciation
   and amortization                     783,566
                                      ---------
                                      $  51,329
                                      =========

Depreciation and amortization on property and equipment was $133,480 and $148,615 for the years ended December 31, 2002 and 2001, respectively.

3 - NOTE PAYABLE

The note payable, in the original amount of $250,000, was increased to $500,000 during 2001. During 2002, the Company repaid $250,000 on the note. The principal balance at December 31, 2002 is $250,000. The note is a demand note and requires monthly payments of interest only at First Union National Bank's prime rate. The note is collateralized by the Company's money market funds. Interest expense on the note was $18,823 and $20,521 for the years ended December 31, 2002 and 2001, respectively.

A promissory note with a balance of $60,000, payable to the former owners of Poker Digest, LLC, was paid in July 2002.

4 - INCOME TAXES

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

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - INCOME TAXES (continued)

A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.

Income taxes and components of deferred tax assets are as follows:

                                                2002         2001
                                            ----------    ---------
Current income taxes
Federal income taxes                        $       -      $  7,658
State income taxes                              1,466         5,324
                                            ---------      --------
                                            $   1,466      $ 12,982

Deferred tax assets
Net operating loss                          $  98,000      $ 98,000
                                            ---------      --------
Less - Valuation allowance                          -             -
                                            ---------      --------
Net deferred tax assets                     $  98,000      $ 98,000
                                            =========      ========
Deferred tax liabilities
Investment in Gem Communications, LLC
in connection with the sale of assets       $ 351,000      $351,000
                                            =========      ========

5 - STOCK OPTION PLAN

Following the 1998 merger, the Company granted Gaming's President an option to purchase up to 350,000 shares of the Company at an exercise price of $2.41. This option is for a period of five years from the closing date of the merger, April 1, 1998, and vests at a rate of 20% a year, as long as he is employed by the Company. At December 31, 2002 and 2001, 332,500 and 262,500 options, respectively, were vested.

On January 1, 2001, the Company granted 45,000 stock options to four of its employees, at an exercise price of $2.125 per share. The options expired on January 1, 2003, and none were exercised.

Changes in outstanding options under the stock option plan for the years ended December 31, 2002 and 2001, and options exercisable at December 31, 2002, are as follows:

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - STOCK OPTION PLAN(continued)

                                                          Weighted
                                    Number                Average
                                      of                  Exercise
                                    Shares                 Price
                                   --------              ----------
Outstanding at January 1, 2001     192,500                  $2.410
Granted at January 1, 2001          45,000                   2.125
Granted at April 3, 2001            70,000                   2.410

Outstanding at January 1, 2002     307,500
Granted at April 3, 2002            70,000                   2.410
                                  --------
Outstanding at December 31, 2002   377,500
                                  ========

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

Had compensation expense for the Company's stock-based compensation plan been determined for the years ended December 31, 2002 and 2001 based on fair values at the grant dates for awards under those plans, the Company's net income (loss) and income (loss) per share would have been as follows:

                                         2002            2001
                                      -----------     -----------
Net income (loss)
As reported                           $(1,983,083)    $  216,638
Pro forma                              (2,108,023)        91,698
Basic and diluted income (loss)
   per share
As reported                                  (.30)           .03
Pro forma                                    (.32)           .01

The weighted average fair value of options granted during 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model, and the following assumptions:

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - STOCK OPTION PLAN(continued)

                                              2002                2001
                                            --------            --------
Expected volatility                          91.17%               91.17%
Risk-free interest rate                       4.87%                4.87%
Expected life                               2-5 years          2-5 years
Dividend yield                                  -0-%                -0-%
Forfeiture rate                                 -0-%                -0-%

Summary information about the Company's stock options outstanding at December 31, 2002 are as follows:

                              Outstanding                     Weighted
                                  and                          Average
                              Exercisable                   Contractual
                             at December 31,    Exercise       Periods
                                   2002           Price      (in Years)
                            ----------------    ---------   ------------

                               377,500        $2.125 - $2.41     1.75
                              ========

6 - COMMON STOCK

On January 10, 2001, the Company issued 25,000 shares of restricted common stock to an investment banker with a fair value of $33,750, in connection with the sale of its trade show and publication assets to Gem Communications, LLC.

7 - RELATED PARTY TRANSACTIONS

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 2001 and requires annual rent payments of $24,000. Total related party rent expense was $144,000 and $138,000, respectively, for the years ended December 31, 2002 and 2001.

Loans receivable, shareholders and related parties include loans to the majority shareholder of $385,030, a loan of $10,120 to a family member of a shareholder, and loans of $94,638 to another shareholder. Repayments, which began at the end of the first quarter of 2000 and are required every quarter thereafter, are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the year ended December 31, 2002, the Company

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - RELATED PARTY TRANSACTIONS(continued)

reacquired 80,000 shares of restricted common stock from two shareholders, valued at $47,400, for partial repayment of shareholder loans receivable.


8 - COMMITMENTS

Lease Commitments

In addition to the space leased from related parties (see Note 7), the Company leases premises under a noncancelable operating lease expiring on November 30, 2004. The lease requires additional rent payments based on increases in real estate taxes and operating expenses over base period amounts.

The Company also leases premises under a noncancelable operating lease expiring on May 31, 2003. The lease requires rent payments based on base rent plus adjustments based on the Consumer Price Index.

Approximate future minimum lease payments at December 31, 2002, including rents under leases with related parties, are as follows:

      Year Ending
       December 31,
     ---------------
         2003                      $ 226,000
         2004                        212,000
         2005                        144,000
         2006                        120,000
         2007                        100,000
                                   ---------
                                   $ 802,000
                                   =========

Rent expense, including related party rent, was $258,333 and $259,121 for the years ended December 31, 2002 and 2001, respectively.

Employment Agreements

In 1998, the Company entered into employment agreements with five key employees. Such contracts, with a duration of five years, provide for annual compensation ranging from $150,000 to $525,000, with 10% annual increases in the second through fifth year.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - BARTER TRANSACTIONS

On January 17, 2000, the Company entered into an agreement to render advertising services in exchange for video production services for $234,000. These videos will be used primarily in the promotion of the Company's magazines. As of December 31, 2002, the Company provided services of $182,000. At December 31, 2002, prepaid advertising of $95,500 was deemed worthless and was written off by the Company.

10 - PENSION PLAN

The Company has a defined contribution pension plan, which qualifies under Section 401(k) of the Internal Revenue Code (the "Code"). The plan permits salaried employees over the age of 21 to voluntarily contribute up to the maximum allowed under the Code. The Company may make discretionary contributions to the plan.

(b)    List of Exhibits

         The following exhibits are filed with this report:

(2) Exchange of Stock/Purchase Agreement incorporated by reference to Form 8-K filed 1/26/98
(3) Articles of Incorporation and Bylaws incorporated by reference to Form S-1, file number 33-98184
(4) Specimen certificate for Common Stock incorporated by reference to Form S-1, file number 33-98184- to be filed by amendment
(5) Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K
          None

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this annual report on Form 10KSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion.

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

Date:    March 21, 2003

Casino Journal Publishing, Inc.

/s/ Alan Woinski
------------------------------------
By: Alan Woinski, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alan Woinski                                                 3/21/03
------------------------------                                     Date:
Alan Woinski
President and Director
(Principal Executive, Financial and Accounting)

/s/ Kim Santangelo-Woinski                                       3/21/03
------------------------------                                     Date:
Kim Santangelo-Woinski
Director

/s/ Glenn Fine                                                   3/21/03
------------------------------                                     Date:
Glenn Fine
Director

/s/ Adam Fine                                                    3/21/03
------------------------------                                      Date:
Adam Fine
Chief Operating Officer and Director

/s/ Lisa Robertson                                               3/21/03
------------------------------                                      Date:
Lisa Robertson
Vice President and Director

/s/ Derek James                                                 3/21/03
------------------------------                                     Date:
Derek James
Controller




/s/Barbara Chan                                                 3/21/03
------------------------------                                     Date:
Barbara Chan
Director

               CERTIFICATIONS

I, Glenn Fine, certify that:

1. I have reviewed this annual report on Form 10KSB of Casino Journal Publishing Group, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/Glenn Fine
Glenn Fine
Chief Executive Officer



                     CERTIFICATION

I, Alan Woinski, certify that:

1. I have reviewed this annual report on Form 10KSB of Casino Journal Publishing Group, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ Alan R. Woinski
--------------------------------
Alan R. Woinski, President and Chief Financial Officer