Form 10QSB
period 2003-03-31
CASINO JOURNAL PUBLISHING GROUP INC
filed 2003-05-15
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2003

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

              (609) 484-8866
         (Registrant's telephone number, including area code)

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

6,519,427 Shares of Common Stock
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

                       PART I

Item 1. Financial Statements:

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2003
                             (Unaudited)

                                ASSETS
                                ------
Current assets
Cash                                                       $ 1,228,507
Accounts receivable, net of allowance for doubtful
 accounts of $71,284                                           690,179
Investment in marketable securities                            108,670
Inventories                                                     70,379
Loans receivable, shareholders                                 159,350
Prepaid expenses and other current assets                       50,224
                                                           -----------
Total current assets                                         2,307,309

Property and equipment - at cost, less accumulated
 depreciation and amortization                                  42,717

Goodwill                                                     1,371,699
Loans receivable, shareholders and related parties             314,131
Deferred income taxes                                           98,000
Other assets                                                    39,046
                                                           -----------
                                                           $ 4,172,902
                                                           ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities
Note payable                                               $   250,000
Accounts payable and accrued expenses                        1,358,151
Current portion of deferred subscription revenues              295,177
Due to affiliate                                                 4,000
                                                           -----------
Total current liabilities                                    1,907,328

Deferred subscription revenues, less current portion           246,182
                                                           -----------
                                                             2,153,510
                                                           -----------
Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares authorized,
6,932,734 shares issued and 6,519,427 shares outstanding         6,932
Additional paid-in capital                                   6,698,757
Common stock in treasury, at cost, 413,307 shares             (404,764)
Accumulated unrealized loss on investments                    (447,684)
Accumulated deficit                                         (3,833,849)
                                                           -----------
                                                             2,019,392
                                                           -----------
                                                           $ 4,172,902
                                                           ===========
See accompanying notes to condensed consolidated financial statements.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                            (Unaudited)

                                                 2003          2002
                                             -----------   -----------

Revenues                                     $ 1,358,677   $ 1,885,198

Direct costs                                     781,347       956,207
                                             -----------   -----------

     Gross profit                                577,330       928,991

General and administrative expenses            1,081,964     1,441,878
                                             -----------   -----------
                                                (504,634)     (512,887)

Other income                                      59,144        27,060
                                             -----------   -----------
     Loss from continuing operations
      before income taxes                       (445,490)     (485,827)

Deferred income tax credit                       351,000             -
                                             -----------   -----------
                                                 (94,490)     (485,827)

Discontinued operations
  Loss from operations                                 -      (137,541)
                                             -----------   -----------
     Net loss                                $   (94,490)  $  (623,368)
                                             ===========   ===========

Basic and diluted loss per share
  Continuing operations                      $     (0.01)  $     (0.09)
                                             ===========   ===========

  Discontinued operations                    $         -   $     (0.02)
                                             ===========   ===========

Shares used in calculation of loss
 per share                                     6,512,460     6,646,205
                                             ===========   ===========



See accompanying notes to condensed consolidated financial statements.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               Unaudited)

                                                 2003          2002
                                             -----------   -----------

Cash flows from operating activities         $  (364,564)  $  (315,973)

Cash flows from investing activities              75,758      (146,578)

Cash flows from financing activities              20,000        (4,510)
                                             -----------   -----------

Net decrease in cash                            (268,806)     (467,061)

Cash, beginning of period                      1,497,313     2,169,091
                                             -----------   -----------

Cash, end of period                          $ 1,228,507   $ 1,702,030
                                             ===========   ===========

Supplemental cash flow disclosures
  Interest paid                              $     8,346   $     6,638

Noncash investing and financing activities
  Treasury stock received to reduce
   shareholder loans                              12,800        17,000
  Issuance of common stock, stock-based
   compensation                                   20,000             -
  Note payable in connection with the
   additional investment in Poker Digest, LLC          -        80,000



See accompanying notes to condensed consolidated financial statements.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  -  ORGANIZATION

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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., USA, as a separate company. The Company's shareholders will receive one share of Gaming for every three shares of CJPG owned as of the record date.

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

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC. The remaining 40% interest was acquired in 2001 and 2002. Poker Digest, LLC publishes the Poker Digest Magazine and sponsors gambling cruises.

On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $295,000.
The Company will continue to own and operate the gambling cruise sponsor business.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2  -  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and Form 10KSB for the year ended December 31, 2002.

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

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income (expense).

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5  -  GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions and was being amortized over 10 to 15 years. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company is required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill. At December 31, 2002, the Company evaluated the carrying value of goodwill in connection with two reporting units, Poker Digest, LLC and Gaming Venture Corp., U.S.A. The Company recorded an impairment charge for goodwill in connection with Poker Digest, LLC of $89,000 in December 2002 to write down the carrying value of goodwill to an amount representing the discounted future cash flows in accordance with FASB 142. Based on an independent valuation of Gaming Venture Corp., U.S.A, there was no impairment of goodwill. The remaining goodwill of $1,371,699 is attributable to Gaming and will be disposed of after the spin-off of Gaming is completed.

6  -  DISPOSAL OF A BUSINESS COMPONENT

The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. Accordingly, the Company's business unit (Poker Digest Magazine) that has been disposed of on June 25, 2002 is presented as discontinued operations for the three months ended March 31, 2002. The statement of operations for the three months ended March 31, 2002 has been restated for comparative purposes.

7  -  NOTE PAYABLE

The note is a demand note and requires monthly payments of interest only at First Union National Bank's prime rate. The note is collateralized by the Company's money market funds. Interest expense on the note was $8,346 and $6,638 for the three months ended March 31, 2003 and 2002, respectively.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8  -  RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $375,124, a loan of $10,120 to a family member of a shareholder, and loans of $88,237 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the three months ended March 31, 2003, the Company reacquired 20,000 shares of restricted common stock from two shareholders, valued at $12,800, for partial repayment of shareholder loans receivable.

The Company rents two office facilities from shareholders. One facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000, and the other facility is occupied pursuant to a five-year lease which began on January 1, 2001 and requires annual rent payments of $24,000. Total related party rent expense was $36,000 and $34,500, respectively, for the three months ended March 31, 2003 and 2002.

On January 9, 2003, the Company entered into a stock swapping transaction with a minority shareholder. The Company gave up 127,000 shares of its marketable securities of VendingData Corp., in exchange for 127,000 shares of CJPG's common stock. The value of the marketable securities given up by the Company was recorded as treasury shares. No gain or loss was recorded as a result of this transaction.

The Company sold 143,000 shares of its marketable securities of VendingData Corp. to a minority shareholder pursuant to an agreement dated January 9, 2003. A gain of approximately $50,000 was recognized and recorded as other income for the three months ended March 31, 2003.

9  -  INCOME TAXES

In 2001, the Company recorded a deferred tax liability of $351,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001. This liability was based on the 10% investment recorded upon the sale of the trade show and publication assets. The investment has been determined to be impaired at 100% of the original cost. As a result, during March 2003, the
Company reversed the deferred tax liability.   The Company also
recorded a deferred tax asset of $98,000, as a result of a net operating loss carryforward of approximately $250,000 for the year ended December 31, 2001. A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.

CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10  -  COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                             Three Months Ended
                                                 March 31,
                                             -------------------
                                            2003              2002
                                            ----              ----
Net loss                                 $(94,490)        $(623,368)
Unrealized gain on investments              9,810            86,121
                                         --------         ---------
                                         $(84,680)        $(537,247)
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

During the three months ended March 31, 2003, the Company received $3,507 of loan receivables from shareholders and related parties and sold marketable securities of $72,251. As a result, the Company had cash flow from investing activities of $75,758 for the three months ended March 31, 2003.

For the three months ended March 31, 2002, the Company received $11,840 in loan receivables from shareholders and related parties. The Company purchased $6,708 worth of equipment and $67,460 of marketable securities, and sold marketable securities of $35,750. The Company purchased an additional 20% of Poker Digest, LLC for $120,000 in cash. As a result, the Company had cash flow used in investing activities of $146,578 for the three months ended March 31, 2002.

For the three months ended March 31, 2003, the Company issued common stock for $20,000 in cash. As a result, the Company had net cash flows provided by financing activities of $20,000 for the three months ended March 31, 2003.

For the three months ended March 31, 2002, the Company made
distributions of $4,510 to minority interest.   As a result, the
Company had net cash flows used in financing activities of $4,510 for the three months ended March 31, 2002.

Results of Operations.   The Company had a net loss of $94,490 for the
three months ended March 31, 2003.   The Company earned revenues of
$1,358,677 consisting of advertising revenue of $807,958, subscriptions revenue of $457,101, consulting fees of $49,340 and miscellaneous
revenues of $44,278.   The Company had direct costs of $781,347 for the
three months ended March 31, 2003. Operating expenses for the three months ended March 31, 2003 were $1,081,964. These consisted primarily of general and
administrative expenses of  $1,027,614.   These consisted principally
of payroll related costs of $557,069, postage of $67,406, travel and entertainment of $13,284, bad debts of $9,762, occupancy expense of $71,612, stock-based compensation of $20,000 and other expenses of $288,481.Promotion expenses were $37,393 for the three months ended March 31, 2003.

The Company had a decrease in accounts receivable of $107,007. Inventories decreased $14,318 for the three months ended March 31, 2003 and prepaid expenses decreased by $19,473. Deferred subscription revenues increased $15,654 from the sale of its magazine and newsletter subscriptions. The Company had depreciation and amortization of $8,612 and other decrease in noncash adjustments of $355,426 for the three months ended March 31, 2003. The Company had an decrease in accounts payable and accrued expense of $79,712. Net cash used in operations for the three months ended March 31, 2003 was $364,564.

The Company had net loss of $623,368 for the three months ended March
31, 2002.   The Company earned revenues of $2,197,337 that consisted of advertising revenue of $1,441,940, subscriptions revenue of $621,340,
consulting fees of $91,880 and miscellaneous revenues of $42,207.   The
Company had direct costs of $1,294,925 for the three months ended March
31, 2002.   Operating expenses for the three months ended March 31,
2002 were $1,552,840.   These consisted principally of general and
administrative expenses of $1,292,536 which includes payroll related costs of $866,876, postage of $122,416, travel and entertainment of $52,537, bad debts of $20,590, occupancy expense of $75,684 and other
expenses of $154,433.   Promotion expenses were $212,156 for the three
months ended March 31, 2002.

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

Form 10QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Current Accounting Issues.   The Company adopted the provisions of SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. As such, the Company's component that has been disposed of is presented as discontinued operations for the three months ended March 31, 2002. The statement of operations for the three months ended March 31, 2002 has been restated for comparative purposes.

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

Critical Accounting Estimates
The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Company.

Impairment of long-lived assets. The Company is required to assess potential impairments to its long-lived assets, which is primarily property and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with SFAS 144 to determine if adjustments are to be recorded.

Goodwill and intangible asset impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the

Company may be required to record impairment charges not previously recorded. The Company is required to assess its goodwill for impairment issues at least annually.


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




Date: May 15
                        /s/Glenn Fine
                        ------------------------
                        Glenn Fine, President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/Glenn Fine
Glenn Fine
Chief Executive Officer

                     CERTIFICATION

I, Derek James, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/Derek James
--------------------------------
Derek James, Chief Financial Officer