Form 10QSB
period 2003-06-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2003-08-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2003

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

6,494,427 Shares of Common Stock
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

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2003
                              (Unaudited)

                                 ASSETS
                                 ------
Current assets
  Cash                                                     $  649,385
  Accounts receivable, net of allowance for doubtful
    accounts of $66,184                                       862,259
  Investment in marketable securities                          23,400
  Inventories                                                  63,205
  Loans receivable, shareholders                              157,630
  Prepaid expenses and other current assets                    28,977
                                                           ----------
    Total current assets                                    1,784,856

Property and equipment - at cost, less accumulated
  depreciation and amortization                                26,527

Loans receivable, shareholders and related parties            310,851
Deferred income taxes                                          98,000
Other assets                                                   39,046
                                                           ----------
                                                           $2,259,280

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities
  Note payable                                             $  478,000
  Accounts payable and accrued expenses                     1,122,358
  Current portion of deferred subscription revenues           322,609
  Due to former affiliate                                     312,299
  Due to affiliate                                              4,000
                                                           ----------
    Total current liabilities                               2,239,266

Deferred subscription revenues, less current portion          111,730
                                                           ----------
                                                            2,350,996
Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 6,932,734 shares issued and 6,494,427
    shares outstanding                                          6,932
  Additional paid-in capital                                5,012,563
  Common stock in treasury, at cost - 433,307 shares         (409,764)
  Accumulated unrealized loss on investments                 (156,600)
  Accumulated deficit                                      (4,544,847)
                                                           ----------
                                                              (91,716)
                                                           ----------
                                                           $2,259,280
                                                           ==========

See accompanying notes to condensed consolidated financial statements.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
Revenues                         $1,548,467   $1,856,813   $2,838,643   $3,686,426
Direct costs                        764,281      767,069    1,528,934    1,705,677
                                 ----------   ----------   ----------   ----------
  Gross profit                      784,186    1,089,744    1,309,709    1,980,749

General and administrative
 expenses                          671,800     1,101,904    1,674,181    2,508,329
                                 ----------   ----------   ----------   ----------
                                    112,386      (12,160)    (364,472)    (527,580)
Other income(expenses)               18,405        4,942       82,569      (16,347)
                                 ----------   ----------   ----------   ----------
  Income (loss) from continuing
   operations before income taxes   130,791      (7,218)    (281,903)    (543,927)

Deferred income tax credit                -            -      351,000            -
Income (loss) from continuing
 operations   				130,791      (7,218)       69,097     (543,927)
                                 ----------   ----------   ----------   ----------
Discontinued operations
  Loss from operations of
   Discontinued components                -     (224,978)     (32,796)    (311,667)
Impairment of goodwill           (1,371,699)           -   (1,371,699)           -
Gain on disposal of assets                -      302,719            -      302,719
                                 ----------   ----------   ----------   ----------
 Gain (loss) on discontinued
 operations  			   (1,371,699)      77,741   (1,404,495)      (8,948)
                                 ----------   ----------   ----------   ----------
  Net income (loss)             $(1,240,908)  $   70,523  $(1,335,398)  $ (552,875)
                                 ==========   ==========   ==========   ==========
Weighted average number of
   shares outstanding
  Basic                          6,519,152    6,626,207    6,513,311    6,636,151
  Stock options                          -      342,500      175,000      333,798
                                ----------    ---------    ---------    ---------
  Diluted                        6,519,152    6,968,707    6,688,311    6,969,949

Earnings (loss) per share- basic
  Continuing operations             $ 0.02       $(0.00)      $ 0.01       $(0.08)
  Discontinued operations	       $(0.21)      $ 0.01       $(0.22)      $(0.00)

Earnings (loss) per share- diluted
  Continuing operations             $ 0.02       $(0.00)      $ 0.01       $(0.08)
  Discontinued operations	       $(0.21)      $ 0.01       $(0.21)      $(0.00)

See accompanying notes to condensed consolidated financial statements.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                SIX  MONTHS ENDED JUNE 30, 2003 AND 2002
                                (Unaudited)

                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities         $(1,149,435)  $ (650,526)
                                              ----------   ----------
Cash flows from investing activities
  Net proceeds from sale of subsidiary                 -      800,000
  Other                                           53,507     (156,159)
                                              ----------   ----------
Net cash provided by investing activities         53,507      643,841
                                              ----------   ----------
Cash flows from financing activities             248,000     (254,510)
                                              ----------   ----------
Net decrease in cash                            (847,928)    (261,195)

Cash, beginning of period                      1,497,313    2,169,091
                                              ----------   ----------
Cash, end of period                           $  649,385   $1,907,896
                                              ==========   ==========
Supplemental cash flow disclosures
  Interest paid                               $   17,414   $   14,990

Noncash investing and financing activities---
  Treasury stock received to reduce
   shareholder loans                              17,800       27,200
  Issuance of common stock, stock-based
   compensation                                   20,000            -
  Note payable in connection with the
   additional investment in Poker Digest, LLC          -       60,000






See accompanying notes to condensed consolidated financial statements.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  ORGANIZATION

The Company, with offices in Las Vegas, Nevada and Atlantic City, New Jersey, publishes consumer gaming magazines and gaming industry trade publications.

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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., USA, as a separate company. The Company's shareholders will receive one share of Gaming for each share of CJPG owned as of the record date.

The spin-off was completed and effective on April 1, 2003. The shareholders of CJPG received one share of Gaming for each share of CJPG owned on April 30, 2003.

On January 10, 2001, the Company sold its trade show and trade publication assets for approximately $2,700,000 of cash, net of expenses, and a 10% ownership interest in the purchaser, then valued at $1,800,000. The gain on the sale was approximately $4,000,000. This 10% investment is accounted for using the cost method of accounting. The management of the Company has determined that impairment losses on the investment of $900,000 were required for each of the years ended December 31, 2002 and 2001, which was 100% of the original cost.

On July 1, 2000, the Company acquired a 60% interest in Poker Digest, LLC. The remaining 40% interest was acquired in 2001 and 2002 for a total cost of $690,000. Poker Digest, LLC publishes the Poker Digest Magazine and sponsors gambling cruises.

On June 25, 2002, the Company sold the magazine assets of Poker Digest, LLC for $800,000. The gain on the sale was approximately $303,000.
The Company will continue to own and operate the gambling cruise sponsor business.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


2.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements included in the Form 10KSB for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock and stock options outstanding during the period. Stock and options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The stock options expired on April 1, 2003 and had no material effect on earnings per share for the three months ended June 30, 2003.

4.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

5.  GOODWILL

Goodwill represents cost in excess of fair value of net assets acquired in merger transactions and was being amortized over 10 to 15 years. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", amortization of goodwill is no longer permitted, effective January 1, 2002. The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company is required to make periodic tests to determine whether there has been any impairment in the value of recorded goodwill. At December 31, 2002, the Company evaluated the carrying value of goodwill in connection with two reporting units, Poker Digest, LLC and Gaming Venture Corp., U.S.A. The Company recorded an impairment charge for goodwill in connection with Poker Digest, LLC of $89,000 in December 2002 to write down the carrying value of goodwill to an amount representing the discounted future cash flows in accordance with FASB 142. In 2003, as a result of the spin-off of Gaming Venture Corp., USA the Company determined that the goodwill of $1,371,699 was impaired and wrote-off the entire amount.

6.  DISPOSAL OF BUSINESS COMPONENTS

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. Accordingly, the Company's business unit (Poker Digest Magazine) that has been disposed of is presented as a discontinued operation for the three and six months ended June 30, 2002.

In 2003, the Company completed the spin-off of one of its subsidiaries, Gaming Venture Corp., USA. The shareholders of CJPG received one share of Gaming for each share of CJPG owned as of the record date. The Company recorded a loss of $32,796 from discontinued operations. The statement of operations for the three and six months ended June 30, 2002 has been restated for comparative purposes.

7.  NOTE PAYABLE

The note payable in the original amount of $250,000 was increased in the second quarter of 2003, to $478,000. The note is a demand note and requires monthly payments of interest only at Wachovia National Bank's prime rate. The note is collateralized by the Company's money market funds. Interest expense on the note was $17,414 and $14,990 for the six months ended June 30, 2003 and 2002, respectively.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

8.  RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $372,624, a loan of $10,120 to a family member of a shareholder, and loans of $85,736 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the six months ended June 30, 2003, the Company reacquired 40,000 shares of restricted common stock from two shareholders, valued at $17,800, for partial repayment of shareholder loans receivable.

The Company rents an office facilities from a shareholder. The facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000. Total related party rent expense was $60,000 for each of the six month periods ended June 30, 2003 and 2002.

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

The Company sold 143,000 shares of its marketable securities of VendingData Corp. to a minority shareholder pursuant to an agreement dated January 9, 2003. A gain of approximately $50,000 was recognized and recorded as other income for the six months ended June 30, 2003.


9.  INCOME TAXES

In 2001, the Company recorded a deferred tax liability of $351,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001. This liability was based on the 10% investment recorded upon the sale of the trade show and publication assets. The investment has been determined to be impaired at 100% of the original cost. As a result, during March 2003, the
Company reversed the deferred tax liability.   The Company also
recorded a deferred tax asset of $98,000, as a result of a net operating loss carryforward of approximately $250,000. A valuation allowance has been provided for the entire deferred tax assets related to the unrealized loss on equity investments.

         CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

10.  COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                                Six Months Ended
                                                   June 30,
                                              -----------------------
                                                 2003         2002
                                             -----------   ----------

     Net loss                                $(1,335,398)  $ (552,875)
     Unrealized gain (loss) on investments         5,400     (162,000)
                                              ----------   ----------
                                             $(1,329,998)  $ (714,875)
                                             ===========   ==========


11.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has no transactions with any variable interest entities during the six month periods ended June 30, 2003 and 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

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

During the six months ended June 30, 2003, the Company received $3,507 of loan receivables from shareholders and related parties and sold marketable securities of $50,000. As a result, the Company had cash flow from investing activities of $53,507 for the six months ended June 30, 2003.

On January 3, 2003, the board of directors approved the spin-off of the Gaming Venture Corp., U.S.A. subsidiary as a separate company to its shareholders. The spin-off was completed and effective on April 1, 2003. The shareholders of CJPG received one share of Gaming for each
share of CJPG owned on April 30, 2003.   Gaming Venture Corp., U.S.A.
is the remaining B2B oriented division of CJPG. The decision to spin off GVC is primarily due to CJPG's change to a consumer oriented publishing company. The GVC unit consists of the remaining newsletter operations of the company, all B2B publications, and the consulting business, also B2B. The board of directors determined that these operations had become non-core for the company and that GVC's growth has been constrained due to that.

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

For the six months ended June 30, 2003, the Company had an increase in notes payable of $228,000. The Company issued common stock for $20,000 in cash. As a result, the Company had net cash flows provided by financing activities of $248,000 for the six months ended June 30, 2003.

For the six months ended June 30, 2002, the Company made distributions
of $4,510 to minority interest.   The Company had a decrease in notes
payable of $250,000.   As a result, the Company had net cash flows used
in financing activities of $254,510 for the six months ended June 30, 2002.

Results of Operations.   The Company had a net loss of $1,335,398 for
the six months ended June 30, 2003.   The Company earned revenues of
$2,907,144,of which $68,501 was attributable to Gaming Venture Corp., USA, consisting of advertising revenue of $1,949,704 subscriptions revenue of $801,633, consulting fees of $99,460 and miscellaneous
revenues of $56,347.   The Company had direct costs of $1,545,628 of
which $16,694 was attributable to Gaming Venture Corp., USA, for the six months ended June 30, 2003. Operating expenses for the six months ended June 30, 2003 were $1,753,764 of which $79,583 was attributable to Gaming Venture Corp., USA. These consisted principally of general and administrative expenses of $1,662,485. These consisted principally of payroll related costs of $1,016,630, postage of $132,233, travel and entertainment of $20,905, bad debts of $19,042 occupancy expense of $123,830, stock-based compensation of $20,000 and other expenses of
$329,845.   Promotion expenses were $65,375 for the six months ended
June 30, 2003.

The Company had an increase in accounts receivable of $36,269. Inventories decreased $21,492 for the six months ended June 30, 2003 and prepaid expenses decreased by $40,720. Deferred subscription revenues decreased $91,366. The Company had depreciation and amortization of $8,490 and other increase in noncash adjustments of $485,864 for the six months ended June 30, 2003. The Company had a decrease in accounts payable and accrued expense of $315,506. Net cash used in operations for the six months ended June 30, 2003 was $1,149,435.

The Company had net loss of $552,875 for the six months ended June 30, 2002. The Company earned revenues of $4,466,822, of which $672,271 was attributable to Poker Digest, LLC's magazine division and $108,125 was attributable to Gaming Venture Corp., USA, that consisted of advertising revenue of $3,033,233, subscriptions revenue of $1,121,688 and other revenues, which consisted primarily of consulting fees of
$247,236 and miscellaneous revenues of $64,665.   The Company had
direct costs of $2,501,763, of which $720,600 was attributable to Poker Digest, LLC's magazine division and $75,486 was attributable to Gaming
Venture Corp., USA, for the six months ended June 30, 2002.   Operating
expenses for the six months ended June 30, 2002 were $2,877,021.
These consisted principally of general and administrative expenses of $2,507,491 which includes payroll related costs of $1,643,757, postage of $276,414, travel and entertainment of $88,333, bad debts of $13,518, occupancy expense of $148,543 and other expenses of $336,926.
Promotion expenses were $294,137 for the six months ended June 30, 2002.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Current Accounting Issues.   The Company applies the provisions of SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. Accordingly, the Company presented the sale of Poker Digest Magazine and the spin-off of Gaming Venture Corp., USA as discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has no transactions with any variable interest entities during the six month periods ended June 30, 2003 and 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

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

Goodwill and intangible asset impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the six months ended June 30, 2003, as a result of the spin-off of Gaming Venture Corp., USA, the Company determined that the goodwill of $1,371,699 was impaired and wrote off the entire amount.

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




Date: August 14
                        /s/Glenn Fine
                        ------------------------
                        Glenn Fine, President

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

Date:  August 14, 2003

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

Date:  August 14, 2003

/s/Derek James
--------------------------------
Derek James, Chief Financial Officer