Form 10QSB
period 2003-09-30
CASINO JOURNAL PUBLISHING GROUP INC
filed 2003-11-14
CIK 1002455

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2003

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

6,474,427 Shares of Common Stock
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

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 2003
                              (Unaudited)

                                ASSETS
                                ------
Current assets
  Cash                                                     $  531,572
  Accounts receivable, net of allowance for doubtful
   accounts of $66,184                                        928,520
  Investment in marketable securities                          12,000
  Inventories                                                  62,246
  Loans receivable, shareholders                              116,362
Prepaid expenses and other current assets                       8,474
                                                           ----------
Total current assets                                        1,659,174

Property and equipment - at cost, less accumulated
 depreciation and amortization                                 26,233

Loans receivable, shareholders and related parties            232,119
Other assets                                                   39,046
                                                           ----------
                                                           $1,956,572

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities
  Note payable                                             $  462,000
  Accounts payable and accrued expenses                     1,138,592
  Current portion of deferred subscription revenues           163,576
  Due to former affiliate                                     312,299
Due to affiliate                                                4,000
                                                           ----------
Total current liabilities                                   2,080,467
Deferred subscription revenues, less current portion          122,254
                                                           ----------
                                                            2,202,721
                                                           ----------
Shareholders' equity

Common stock, $.001 par value; 50,000,000 shares authorized,
 6,932,734 shares issued and 6,474,427 shares outstanding       6,932
Additional paid-in capital                                  5,036,063
Common stock in treasury, at cost - 453,307 shares           (414,764)
Accumulated unrealized loss on investments                   (168,000)
Accumulated deficit                                        (4,706,380)
                                                           ----------
                                                             (246,149)
                                                           ----------
                                                           $1,956,572
                                                           ==========

See accompanying notes to condensed consolidated financial statements.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Unaudited)

                                     Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                      2003         2002         2003         2002
                                   ----------   ----------   ----------   ----------
Revenues                           $1,540,161   $1,661,425   $4,378,804   $5,347,851
Direct costs                          646,382      698,190    2,175,316    2,403,867
                                   ----------   ----------   ----------   ----------
    Gross profit                      893,779      963,235    2,203,488    2,943,984

General and administrative expenses   922,972      975,240    2,597,153    3,483,569
                                   ----------   ----------   ----------   ----------
                                      (29,193)     (12,005)    (393,665)    (539,585)
Other income (expenses)               (22,829)       6,623       59,740       (9,724)
                                   ----------   ----------   ----------   ----------
    Loss from continuing operations
     before income taxes              (52,022)      (5,382)    (333,925)    (549,309)

Income taxes                          (11,511)      (1,466)     (11,511)      (1,466)
Deferred income tax credit            (98,000)           -      253,000            -
                                   ----------   ----------   ----------   ----------
                                     (109,511)      (1,466)     241,489       (1,466)
    Income (loss) from continuing
     operations                      (161,533)      (6,848)     (92,436)    (550,775)
                                   ----------   ----------   ----------   ----------
Discontinued operations
  Loss from operations of discontinued
   components                               -      (94,760)     (32,796)    (406,427)
  Impairment of goodwill                    -            -   (1,371,699)           -
  Gain on disposal of assets                -            -            -      302,719
                                   ----------   ----------   ----------   ----------
Loss on discontinued operations             -      (94,760)  (1,404,495)    (103,708)
    Net loss                       $ (161,533)  $ (101,608) $(1,496,931)  $ (654,483)
                                   ==========   ==========   ==========   ==========

Weighted average number of shares outstanding
  Basic                             6,494,210    6,606,210    6,505,189    6,626,061
  Stock options                             -       28,750       17,500      278,750
                                   ----------   ----------   ----------   ----------
  Diluted                           6,494,210    6,634,960    6,522,689    6,904,811

Earnings (loss) per share- basic
and diluted
  Continuing operations            $    (0.02)  $    (0.00)  $    (0.01)  $    (0.08)
                                   ==========   ==========   ==========   ==========
Discontinued operations            $        -   $    (0.01)  $    (0.22)  $    (0.02)
                                   ==========   ==========   ==========   ==========





   Earnings (loss) per share- basic
and diluted					$   (0.02)  $    (0.01)  $    (0.23)  $    (0.10)
                                   ==========   ==========   ==========   ==========


Earnings (loss) per share basic

See accompanying notes to condensed consolidated financial statements.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               NINE  MONTHS ENDED JUNE 30, 2003 AND 2002
                             (Unaudited)

                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities         $(1,363,434)  $ (863,885)
                                             -----------   ----------
Cash flows from investing activities
  Net proceeds from sale of subsidiary                 -      800,000
  Other                                          165,693      (81,281)
                                              ----------   ----------
Net cash provided by investing activities        165,693      718,719
                                              ----------   ----------
Cash flows from financing activities             232,000     (265,000)
                                              ----------   ----------
Net decrease in cash                            (965,741)    (410,166)

Cash, beginning of period                      1,497,313    2,169,091
                                              ----------   ----------
Cash, end of period                           $  531,572   $1,758,925
                                              ==========   ==========
Supplemental cash flow disclosures
  Interest paid                               $   24,678   $   26,221
  Income taxes paid                               11,511        1,466

Noncash investing and financing activities
  Treasury stock received to reduce
   shareholder loans                              22,800       37,200
  Issuance of common stock, stock-based
   compensation                                   20,000            -





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

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.


3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock and options outstanding during the period. Stock options have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive. The stock options expired on April 1, 2003 and had no material effect on earnings per share for the nine months ended September 30, 2003.


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


6.  DISPOSAL OF BUSINESS COMPONENTS

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which prescribes accounting and reporting standards for disposal of a business component. Accordingly, the Company's business unit (Poker Digest Magazine) that has been disposed of is presented as a discontinued operation for the three and nine months ended September 30, 2002.

In 2003, the Company completed the spin-off of one of its subsidiaries, Gaming Venture Corp., USA. The shareholders of CJPG received one share of Gaming for each share of CJPG owned as of the record date. The Company recorded a loss of $32,796 from operations of discontinued operations. The statement of operations for the three and nine months ended September 30, 2002 has been restated for comparative purposes to reflect the spin-off.


7.  NOTE PAYABLE

The note payable in the original amount of $250,000 was increased in the second quarter of 2003, to $478,000. In the third quarter of 2003 the Company paid $16,000 reducing the carrying value of the note to $462,000. The note is a demand note and requires monthly payments of interest only at Wachovia National Bank's prime rate. The note is collateralized by the Company's money market funds. Interest expense on the note was $24,678 and $26,221 for the nine months ended September 30, 2003 and 2002, respectively.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

8.  RELATED PARTY TRANSACTIONS

Loans receivable, shareholders and related parties include loans to the majority shareholder of $255,125, a loan of $10,120 to a family member of a shareholder, and loans of $83,236 to another shareholder. Repayments began at the end of the first quarter of 2000 and are required every quarter thereafter and are made with common stock of the Company with a market value of at least 10% of the outstanding loan balance. During the nine months ended September 30, 2003, the Company reacquired 60,000 shares of restricted common stock from two shareholders, valued at $22,800, for partial repayment of shareholder loans receivable.

The Company rents office facilities from a shareholder. The facility is occupied pursuant to a ten-year lease which began on June 1, 1997 and requires annual rent payments of $120,000. Total related party rent expense was $90,000 for each of the nine month periods ended September 30, 2003 and 2002.

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

The Company sold 143,000 shares of its marketable securities of VendingData Corp. to a minority shareholder pursuant to an agreement dated January 9, 2003. A gain of approximately $50,000 was recognized and recorded as other income for the nine months ended September 30, 2003.


9.  INCOME TAXES

In 2001, the Company recorded a deferred tax liability of $351,000, as a result of the gain on the sale of its trade show and publication assets, which occurred in January 2001. This liability was based on the 10% investment recorded upon the sale of the trade show and publication assets. The investment has been determined to be impaired at 100% of the original cost. As a result, during March 2003, the
Company reversed the deferred tax liability.   A valuation allowance of
approximately $165,000 has been provided for the entire deferred tax assets related to the unrealized loss on equity investments and a net operating loss carry forward.

        CASINO JOURNAL PUBLISHING GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

10.  COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

                                                Nine Months Ended
                                                  September 30,
                                                2003         2002
                                            -----------   -----------
Net loss                                    $(1,496,931)  $ (654,483)
Unrealized gain (loss) on investments            (6,000)     (84,000)
                                            -----------   -----------
                                            $(1,502,931)  $ (738,483)
                                            ===========   ===========

11.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than the end of the first interim or annual period ending after December 15, 2003. The Company has no transactions with any variable interest entities.

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

During the nine months ended September 30, 2003, the Company received $118,507 of loan receivables from shareholders and related parties and sold marketable securities of $50,000. The Company purchased $2,814 worth of equipment. As a result, the Company had cash flow from investing activities of $165,693 for the nine months ended September 30, 2003.

On January 3, 2003, the board of directors approved the spin-off of the Gaming Venture Corp., U.S.A. subsidiary as a separate company to its
shareholders.   The spin-off was completed and effective on April 1,
2003. The shareholders of CJPG received one share of Gaming for each
share of CJPG owned on April 30, 2003.   Gaming Venture Corp., U.S.A.
was the remaining B2B oriented division of CJPG.   The decision to spin
off GVC is primarily due to CJPG's change to a consumer oriented
publishing company.   The GVC unit consists of the remaining newsletter
operations of the company, all B2B publications, and the consulting
business, also B2B.   The board of directors determined that these
operations had become non-core for the company and that GVC's growth has been constrained due to that.

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

For the nine months ended September 30, 2003, the Company had an increase in notes payable of $212,000. The Company issued common stock for $20,000 in cash. As a result, the Company had net cash flows provided by financing activities of $232,000 for the nine months ended September 30, 2003.

For the nine months ended September 30, 2002, the Company made distributions of $15,000 to minority interest of Poker Digest, LLC.
The Company had a decrease in notes payable of $250,000.   As a result,
the Company had net cash flows used in financing activities of $265,000 for the nine months ended September 30, 2002.

Results of Operations.   The Company had a net loss of $1,496,931 for
the nine months ended September 30, 2003.   The Company earned revenues
of $4,447,305 ,of which $68,501 was attributable to Gaming Venture Corp., USA, consisting of advertising revenue of $3,053,415, subscriptions revenue of $1,245,274, consulting fees of $90,661, and
miscellaneous revenues of $57,955.   The Company had direct costs of
$2,192,010 of which $16,694 was attributable to Gaming Venture Corp., USA, for the nine months ended September 30, 2003. Operating expenses for the nine months ended September 30, 2003 were $2,676,736 of which $79,583 was attributable to Gaming Venture Corp., USA. These consisted principally of general and administrative expenses of $2,571,404. These consisted principally of payroll related costs of $1,506,519, postage of $210,694, travel and entertainment of $41,519, bad debts of $19,776 occupancy expense of $ 181,790, stock-based compensation of $20,000 and other expenses of $591,106. Promotion expenses were $60,056 for the nine months ended September 30, 2003.

The Company had an increase in accounts receivable of $101,796. Inventories decreased $22,451 for the nine months ended September 30, 2003 and prepaid expenses decreased by $61,223. Deferred subscription revenues decreased $239,875. The Company had depreciation and amortization of $11,598 and other increase in noncash adjustments of $475,575 for the nine months ended September 30, 2003. The Company had a decrease in accounts payable and accrued expense of $299,271. Net cash used in operations for the nine months ended September 30, 2003 was $1,363,434.

The Company had a net loss of $654,483 for the nine months ended
September 30, 2002.   The Company earned revenues of $6,174,271, of
which $667,791 was attributable to Poker Digest, LLC's magazine division and $158,629 was attributable to Gaming Venture Corp., USA. The revenues consisted of advertising revenue of $4,065,828, subscriptions revenue of $1,742,904 and other revenues, which consisted primarily of consulting fees of $279,767 and miscellaneous revenues of
$85,772.   The Company had direct costs of $3,233,113, of which
$732,910 was attributable to Poker Digest, LLC's magazine division and $96,336 was attributable to Gaming Venture Corp., USA for the nine
months ended September 30, 2002.   Operating expenses for the nine
months ended September 30, 2002 were $3,959,980.   These consisted
principally of general and administrative expenses of $3,526,719 which includes payroll related costs of $2,293,853, postage of $393,327, travel and entertainment of $99,606, bad debts of $43,763, occupancy
expense of $227,576 and other expenses of $468,594.   Promotion
expenses were $326,368 for the nine months ended September 30, 2002.

The Company had a decrease in accounts receivable of $288,838. Inventories decreased $33,628 for the nine months ended September 30, 2002 and prepaid expenses increased by $5,435. Deferred subscription revenues decreased $482,296 from the sale of its magazine and
newsletter subscriptions.   The Company had depreciation and
amortization of $80,369 for the nine months ended September 30, 2002. In addition, the Company had a decrease in noncash adjustments of $284,505. The Company had an increase in accounts payable and accrued expense of $159,999. Net cash used in operations for the nine months ended September 30, 2002 was
$863,885.

The Company is seeking to lower its operating expenses while expanding operations and increasing its customer base and operating revenues.
The Company is focusing on decreasing administrative costs.   However,
increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than the end of the first interim or annual period ending after December 15, 2003. . The Company has no transactions with any variable interest entities.

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

Goodwill and intangible asset impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the nine months ended September 30, 2003, as a result of the spin-off of Gaming Venture Corp., USA, the Company determined that the goodwill of $1,371,699 was impaired and wrote off the entire amount.

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




Date: November 14, 2003
                        /s/Glenn Fine
                        ------------------------
                        Glenn Fine, President

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  November 14, 2003

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 14, 2003

/s/Derek James
--------------------------------
Derek James, Chief Financial Officer